Form 10-Q
period 2015-07-31
ALBERO, CORP.
filed 2015-09-09
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,825,000 as of September 9, 2015.

ITEM 1. FINANCIAL STATEMENTS

Albero, Corp.
Balance Sheets
	July 31, 2015	October 31, 2014
	(Unaudited)

Assets
Current Assets
Cash	$4,868	$4,000

Prepaid rent	1,483	-
Security deposit	300	300

Total current assets	6,651	4,300

Property and Equipment
Brood mare	3,750	-
Accumulated depreciation	(501)	-

Broodmare, net	3,249	-

Total assets	$9,900	$4,300

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$100	$-
Advances from stockholder	16,036	1,806

Total current liabilities	16,136	1,806

Stockholders' Equity (Deficit)

Common stock par value $0.001: 75,000,000 shares authorized;
3,825,000 and 3,000,000 shares issued and outstanding, respectively	3,825	3,000
Additional paid-in-capital	23,925
Accumulated deficit	(33,986)	(506)

Total stockholders' equity (deficit)	(6,236)	2,494

Total liabilities and stockholders' equity (deficit)	$9,900	$4,300

See accompanying notes to the financial statements.

Albero, Corp.
Statements of Operations
	For the Three Months Ended July 31, 2015	For the Three Months Ended July 31, 2014	For the Nine Months Ended July 31, 2015	For the Period from November 19, 2013 (inception) through July 31, 2014

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$ -	$ -	$-

Operating Expenses
Professional fees	22,440	-	29,700	206
General and administrative expenses	1,374	-	3,780	-

Total operating expenses	23,814	-	33,480	206

Loss before Income Tax Provision	(23,814)	-	(33,480)	(206)

Income Tax Provision	-			-

Net Loss	$(23,814)	$ -	$ (33,480)	$(206)

Earnings per share
- Basic and Diluted	$(0.01)	-	$ (0.01)	$-

Weighted average common shares outstanding
- Basic and Diluted	3,694,019	3,000,000	3,233,881	3,000,000

See accompanying notes to the financial statements.

Albero, Corp. Statements of Cash Flows
	For the Nine Months Ended July 31, 2015 (Unaudited)	For the Period from November 19, 2013 (inception) through July 31, 2014 (Unaudited)
Cash Flows from Operating Activities
Net loss	$ (33,480)	$ (206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	501	-
Changes in operating assets and liabilities:
Accounts payable	100
Prepaid rent	(1,483)
Net Cash Used in Operating Activities	(34,362)	(206)
Cash Flows from Investing Activities
Purchase of brood mare	(3,750)	-
Net Cash Used in Investing Activities	(3,750)	-
Cash Flows from Financing Activities
Advances from stockholder	14,230	206
Proceeds from sale of Common Shares	24,750
Net Cash Provided by Financing Activities	38,980	206

Net Change in Cash	868	-
Cash - beginning of period	4,000	-
Cash - end of period	$ 4,868	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the financial statements.

Albero, Corp.

July 31, 2015 and 2014

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

Fiscal Year-End

The Company elected October 31st as its fiscal year ending date.

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

There were no contingent shares issuance arrangement, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share at July 31, 2015.

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

As reflected in the financial statements, the Company had an accumulated deficit at July 31, 2015, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Brood Mare

The Company acquired a brood mare on December 4, 2014.

(i)

Depreciation Expense

Depreciation expense was $501 and $0 for the reporting period ended July 31, 2015 and 2014, respectively.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andriy Berezhnyy	President, Secretary and Treasurer

Advances from a Related Party

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The sole stockholder of the Company advanced $1,806 for the period from November 19, 2013 (inception) through October 31, 2014, none of which has been repaid.

The sole stockholder of the Company advanced $14,230 for the period from reporting period ended July 31, 2015, none of which has been repaid.

Note 6 – Stockholders' Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

Common Stock

Upon formation the Company sold 3,000,000 shares of common stock to the officer and director of the Company at $0.001 per share, or $3,000 for cash.

In May 2015, the Company issued 825,000 shares of common stock for cash to 29 individuals at $0.03 per share, or $24,750 in aggregate.

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

The Company recorded $2,700 in rent expenses for the period ended July 31, 2015.

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

The Company recorded $417 in rent expenses for the period ended July 31, 2015.

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclose.

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

THREE MONTH PERIOD ENDED JULY 31, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED JULY 31, 2014

REVENUE

During the three month periods ended July 31, 2015 and 2014 we did not generate any revenue.

OPERATING EXPENSES

During the three month period ended July 31, 2015, we incurred professional fees, general and administrative expenses of $23,814 compared to $0 incurred during the three month period ended July 31, 2014.  General and administrative expenses incurred during the three month period ended July 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting expenses.

NET LOSS

Our net loss for the three month period ended July 31, 2015 was $23,814 compared to a net loss of $0 during the three month period ended July 31, 2014 due to the factors discussed above.

NINE MONTH PERIOD ENDED JULY 31, 2015 COMPARED TO THE PERIOD FROM NOVEMBER 19, 2013 (INCEPTION) THROUGH JULY 31, 2014

REVENUE

During the nine month period ended July 31, 2015 and  the Period from November 19, 2013 (Inception) through July 31, 2014, we did not generate any revenue.

OPERATING EXPENSES

During the nine month period ended July 31, 2015, we incurred professional expenses, general and administrative expenses of $33,480 compared to $206 incurred during the period from November 19, 2013 (Inception) through July 31, 2014.  General and administrative expenses incurred during the nine month period ended July 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting expenses.

NET LOSS

Our net loss for the nine month period ended July 31, 2015 was $33,480 compared to a net loss of $206 during the period from November 19, 2013 (Inception) through July 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED JULY 31, 2015

As of July 31, 2015, our total assets were $9,900 compared to $4,300 in total assets at October 31, 2014. Total assets as of July 31, 2015 comprised cash of $4,868 prepaid rent of $1,483, security deposit of $300 and $3,249 in fixed assets while as at October 31, 2014 total assets comprised cash of $4,000 and $300 in security deposit. As of July 31, 2015, our current liabilities were $16,136 comprising $16,036 in advances from a Director and $100 in accounts payable. As of October 31, 2014, our current liabilities were $1,806 comprising of advances from a Director.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended July 31, 2015, net cash flows used in operating activities were $34,362 consisting of a net loss of $33,480, depreciation of 501, account payable of 100 and prepaid rent of $1,483.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities during the nine months ended July 31, 2015 was $3,750. We purchased one old mare for $3,750.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month periods ended July 31, 2015 net cash provided by financing activities was $38,980, received from proceeds from issuance of common stock of $24,750 and $14,230 by way of loans from our principal shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of July 31, 2015, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were sold during the nine month periods ended July 31, 2015 or during the period from November 19, 2013 (Inception) through July 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and nine months ended July 31, 2015 or during the period from November 19, 2013 (Inception) through July 31, 2014.

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

ALBERO, CORP.
Dated: September 9, 2015	By: /s/ Andriy Berezhnyy
Andriy Berezhnyy, President and Chief Executive Officer and Chief Financial Officer