Form 10-K
period 2015-10-31
ALBERO, CORP.
filed 2015-12-23
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended October 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-201365

ALBERO, CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

30-0803939 IRS Employer Identification Number	0272 Primary Standard Industrial Classification Code Number

Albero, Corp.

22 Mount Davys Rd., Cullybackey, Ballymena

Co. Antrim, Northern Ireland BT421JH

Tel. 00447751273487

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [ X ]

As of December 22, 2015, the registrant had 3,825,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 22, 2015.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean ALBERO, CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

We plan to purchase brood mares that demonstrated good results at show jumping competitions or triathlons. We will purchase brood mares with good breeding record that includes famous world producers whose offspring already demonstrates good results in large-scale competitions. For mating, we will use the world best studhorses that competed and compete in large-scale world competitions and that already have offspring that already compete and take high places in international competitions. Further, the company will handle stockbreeding – raising elite offspring for sport purposes. We will purchase a semen and inoculate it into our brood mares. For mating, we will take our horses to breeding farms. We plan to lease grazing land where our horses will live. We will keep foals until they are 6-7 months old and then sell them by auction. The foals are sold for, at least, $5,000 or higher depending on their breeding record, exterior data as well as their movement. The price can reach 100 thousand and higher. The amount of time that we expect to elapse between identification and purchase of a brood mare and sale of a viable foal is 1.5-2 years.

We plan also to buy old mares, 20 years old and older. The price for such horses starts from $2,500. As of today we have purchased one old mare for $3,750. Its breed is Irish Sport Horse and its age is 20-year-old. Our first foal was born in June 2015; however, it did not survive. The horse didn't feel well after giving birth and we decided to cover her earlier next year. Mr. Berezhnyy is undertaking the day to day care of the company’s horse. The horse grazes every day on the leased filed and doesn’t need special care. The natural diet of the horse is grass. In addition to the grass, Mr. Berezhnyy provides horse feeds. From December to March, our horse needs haylage. During this period, Mr. Berezhnyy, give one big bale of haylage every three weeks. Also, Mr. Berezhnyy gives necessary medicine to the horse every three months. In addition, he cleans the hoofs every three months. There is no any arrangements have been made to care for the animal when Mr. Berezhnyy is absent. Veterinarian services is needed in the case of illness only. Andriy Berezhnyy, our sole officer and director has broad knowledge and experience in the equine business. All his life was related to horses. Because he works at the race stable, he knows many horse dealers. He assists to buy and sell horses at the different auctions, therefore he is very familiar with the auction process. He has experience breeding horses as he used to work at the stud farm before his current job at Ferguson Racing Company.

POTENTIAL CUSTOMERS

We intend to offer our young horses to various horse dealers that distribute horses to Europe and North America. Our Sole officer and director has worked for many years and has broad connections in the equine industry and personally know many horse dealers. He will offer our horses to them. We plan to sell our horses at local, national and international horse auctions. We will attend action with our horses that are held every week in Northern Ireland and Ireland, many of which are international auctions. We plan also to advertise them at different newspapers and web sites and sell directly to the public.

MARKETING

Our sole officer and director, Andriy Berezhnyy, will be responsible for marketing of our company and our horses. We intend to use marketing strategies, such as web and newspaper advertisements. We will ask our satisfied customers for referrals. We also plan to attend shows and exhibitions in horse industry. We will promote our product through word of mouth. We intend to market our horses in England, Germany, France, Netherlands and USA. We plan to develop a website to market, display and sell our trained horses. We believe that one of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy and cost effective way. We will use many online marketing tools to direct traffic to our website and identify potential customers. As of the date of this prospectus we have not yet identified or registered any domain names for our website. To accomplish this, we plan to contract an independent web designing company. We intend to use internet promotion tools on Facebook, Instagram and Twitter to advertise our company and create links to our website. To enhance advertising of our services we plan to keep improving and developing our website to make it as “user friendly” as possible. We believe that many horses are sold by means of online marketing techniques therefore we intend to use these techniques in our marketing campaign.

We believe that direct marketing is very important tool of our marking campaign. Our sole officer and director permanently attends competitions and horse auctions where he meets many horse dealers, therefore he has a data base of potential customers and he will contact them to offer our horses. We also believe that online marketing techniques are very important as many horses are sold through websites, where potential customers can obtain preliminary information and pictures before contacting the owner. With the expansion of digital technology and tools, direct marketing is increasingly taking place through online channels. Most online advertising is delivered to a focused group of customers and has a trackable response. Therefore, online marketing allows us to target our chosen group with a high degree of accuracy. Our ads will be viewed by people searching horses or reading articles about horses.

COMPETITION

The level of competition in the horse breeding business is extremely high. We need knowledge, riding and competition experience and broad connections to enter into the horse breeding business. We will be in a market where we compete with many domestic and international companies offering similar services. We will be in direct competition with them. Many of these companies may have a greater, more established customer base than us. Also, many of these companies will be able to afford to offer young horses with better characteristics than us which may cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Albero, Corp. has not yet entered the market and has no market penetration to date. Once we have entered the market, we will be one of many participants in the horse breeding business. Many established, yet well financed entities are currently active in the horse industry. Nearly all Albero, Corp.'s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Albero, Corp. We are, consequently, at a competitive disadvantage in being able to provide such services and become a successful company in the equine industry. Therefore, Albero, Corp. may not be able to establish itself within the industry at all.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock.  If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.  The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

RISKS ASSOCIATED TO OUR BUSINESS

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING AND UPON FUTURE PROFITABLE OPERATIONS IN THE HORSE BREEDING BUSINESS.  OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANT HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred net losses of $41,094 for the year ended October 31, 2015, and have no revenues as of this date. Our future is dependent upon our ability to obtain financing and upon future profitable operations in the horse breeding business. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. These factors raise substantial doubt that we will be able to continue as a going concern. If we experience a shortage of funds we may utilize funds from Andriy Berezhnyy, our sole officer and director, who has informally agreed to advance funds to allow us to pay for general and administrative and professional fees. However, Mr. Berezhnyy has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

WE HAVE NO POTENTIAL CUSTOMERS FOR OUR HORSES AND WE CANNOT GUARANTEE WE WILL EVER HAVE ANY CUSTOMERS.  EVEN IF WE OBTAIN CUSTOMERS, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO GENERATE A PROFIT.  IF THAT OCCURS WE WILL HAVE TO CEASE OPERATIONS.

We have not identified any customers and we cannot guarantee we will ever have any customers for our horses. Even if we obtain new customers, there is no guarantee that we will make a profit. If we are unable to attract enough customers to buy our horses to operate profitably, we will have to suspend or cease operations.

WE FACE STRONG COMPETITION FROM LARGER AND WELL ESTABLISHED COMPANIES, WHICH COULD HARM OUR BUSINESS AND ABILITY TO OPERATE PROFITABLY.

Our industry is competitive. There are many different companies in the horse breeding industry. Even though the industry is highly fragmented, it has a number of large and well established companies, which are profitable and have developed a brand name. Aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in our market.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, OUR MARKETING CAMPAIGN MAY NOT BE ENOUGH TO ATTRACT SUFFICIENT NUMBER OF CUSTOMERS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE WILL SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

BECAUSE OUR PRINCIPAL ASSETS ARE LOCATED OUTSIDE OF THE UNITED STATES AND ANDRIY BEREZHNYY, OUR SOLE DIRECTOR AND OFFICER, RESIDES OUTSIDE OF THE UNITED STATES, IT MAY BE DIFFICULT FOR AN INVESTOR TO ENFORCE ANY RIGHT BASED ON U.S. FEDERAL SECURITIES LAWS AGAINST US AND/OR MR. BEREZHNYY, OR TO ENFORCE A JUDGMENT RENDERED BY A UNITED STATES COURT AGAINST US OR MR. BEREZHNYY.

Our principal operations and assets are located outside of the United States, and Andriy Berezhnyy, our sole officer and director is a non-resident of the United States. Therefore, it may be difficult to effect service of process on Mr. Berezhnyy in the United States, and it may be difficult to enforce any judgment rendered against Mr. Berezhnyy. As a result, it may be difficult or impossible for an investor to bring an action against Mr. Berezhnyy, in the event that an investor believes that such investor’s rights have been infringed under the U.S. securities laws, or otherwise.  Even if an investor is successful in bringing an action of this kind, the laws of The United Kingdom of Great Britain and Northern Ireland may render that investor unable to enforce a judgment against the assets of Mr. Berezhnyy. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, director or major shareholder, compared to shareholders of a corporation doing business and whose officers and directors reside within the United States.

Additionally, because of our assets are located outside of the United States, they will be outside of the jurisdiction of United States courts to administer, if we become subject of an insolvency or bankruptcy proceeding. As a result, if we declare bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the United States under United States bankruptcy laws.

INFECTIOUS DISEASE, INJURY OR DEATH COULD NEGATIVELY AFFECT THE SALE OF OUR HORSES.

Sales of our horses would be materially adversely affected by the outbreak of disease carried by horses, such as equine influenza, tetanus, equine ulcers or equine encephalomyelitis (sleeping sickness), injury or death. The success of our business depends upon the health and well-being of our horses. Horses are susceptible to leg and other injuries, which can adversely affect, shorten or end their useful life or otherwise adversely affect them.  No assurance can be given that our horses will not sustain any illness or injury during stabling, training or transport, irrespective of the level of precaution taken. The number of horses we own and sell could decrease as a result of the factors described above and other factors, including those due to retirement for injury or other reasons or voluntary or forced liquidation, such as for the purposes of paying operating or other expenses under circumstances where available working capital is insufficient.  Any reduction in the number of horses we own will reduce the opportunity to generate revenues and liquidation proceeds and may materially and adversely affect our business, financial condition and results of operations.

BECAUSE WE HAVE ONLY ONE BROOD MARE WHICH IS 20 YEARS OLD, WE MAY NEVER ACHIEVE SUFFICIENT LEVEL OF REVENUES.

As of today we have only one brood mare, which may be past prime breeding age. We need additional funds to buy new mares as the number of horses we own is not enough to generate sufficient revenue. Also, there is substantial risk associated with breeding and caring for an older horse. No assurance can be given that our brood mare can have more foals in the future. These risks may materially and adversely affect our business, financial condition and results of operations.

BECAUSE OUR SOLE OFFICER AND DIRECTOR  DEVOTES ONLY LIMITED TIME TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OPERATIONS.  THIS ACTIVITY COULD PREVENT US FROM ATTRACTING ENOUGH CUSTOMERS AND RESULT IN A LACK OF REVENUES WHICH MAY CAUSE US TO CEASE OPERATIONS.

Andriy Berezhnyy, our sole officer and director devotes only limited time to our operations.  He devotes approximately 30 hours a week to our operations. Because our sole office and director devotes only limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

BECAUSE WE DO NOT INTEND TO PURCHASE MEDICAL OR OTHER INSURANCE COVERING OUR HORSES, WE MAY NOT HAVE SUFFICIENT FUNDS TO OBTAIN VETERINARY SERVICES AND MAY BE UNABLE TO PROVIDE REQUIRED VETERINARY CARE.

We do not intend to purchase medical or other insurance covering our horses. If we incur n veterinary services during our operating period, we may not have sufficient funds to obtain those services and may be unable to provide required veterinary care, resulting in a reduction in the ability of use to sell our horses or the need to sell or euthanize one or more horses prior to the end of our operating period, any of which could materially and adversely impact our financial condition and results of operations.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY, WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS.

The Company is entirely dependent on the efforts of its sole officer and director. The Company does not have an employment agreement in place with its sole officer and director. His departure or the loss of any other key personnel in the future could have a material adverse effect on the business. There is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and director

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board and OTC Link under the symbol “ALLR”.Trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

Our net loss for the fiscal year ended October 31, 2015 was $41,094 compared to a net loss of $506 during the period from November 19, 2013 (inception) through October 31, 2014. During fiscal year ended October 31, 2015 and during the period from November 19, 2013 (inception) through October 31, 2014, we have not generated any revenue.

During the fiscal year ended October 31, 2015, we incurred expenses of $41,094 compared to $506 incurred during the period from November 19, 2013 (inception) through October 31, 2014.

Liquidity And Capital Resources

As of October 31, 2015 our total assets were $16,586 compared to $4,300 in total assets at October 31, 2014. As of October 31, 2015, our current liabilities were $30,436 compared to $1,806 in current liabilities at October 31, 2014.

As of October 31, 2015, comprised cash of $3,659, prepaid expenses 0f $8,333, prepaid rent of $1,233, security deposit of $300 and $3,061 in fixed assets while as at October 31, 2014 total assets comprised cash of $4,000 and $300 in security deposit. As of October 31, 2015, our current liabilities were $30,436 comprising $30,436 in advances from a Director. As of October 31, 2014, our current liabilities were $1,806 comprising of advances from a Director.

Stockholders’ deficit was $13,850 as of October 31, 2015, compared to stockholders’ equity of $2,494 as of October 31, 2014.

The weighted average number of shares outstanding was 3,404,789 for the year ended October 31, 2015 compared to 3,000,000 for the period from November 19, 2013 (inception) through October 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended October 31, 2015, net cash flows used in operating activities was $49,971. Net cash flows used in operating activities was $806 for the period from November 19, 2013 (inception) through October 31, 2014.

Cash Flows from Investing Activities

For the year ended October 31, 2015, net cash flows used in investing activities was $3,750.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended October 31, 2015, net cash flows from financing activities was $53,380 received from proceeds from issuance of common stock and advance from director. For the period from November 19, 2013 (inception) through October 31, 2014, net cash flows from financing activities was $4,806 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2015 and October 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders’ of  Albero, Corp.

We have audited the accompanying balance sheet of Albero, Corp. (the “Company”) as of October 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year ended June October 31, 2015  and for the period November 19, 2013 through October 31, 2014. Albero, Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Albero, Corp. as of  October 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended October 31, 2015 and for the  period from November 19, 2013 (Inception) through October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company  has suffered net losses and has had negative cash flows from operating activities during the year ended October 31, 2015.These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Edina, MN
December 21, 2015

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

ITEM 1. FINANCIAL STATEMENTS

Albero, Corp.
Balance Sheets
	October 31, 2015	October 31, 2014
Assets
Current Assets
Cash	$3,659	$4,000

Prepaid rent	1,233	-
Prepaid expenses	8,333	-
Security deposit	300	300

Total current assets	13,525	4,300

Property and Equipment
Brood mare	3,750	-
Accumulated depreciation	(689)	-

Broodmare, net	3,061	-

Total assets	$16,586	$4,300

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Advances from stockholder	30,436	1,806

Total current liabilities	30,436	1,806

Commitments and Contingencies Stockholders' Equity (Deficit)

Common stock par value $0.001: 75,000,000 shares authorized;
3,825,000 and 3,000,000 shares issued and outstanding, respectively	3,825	3,000
Additional paid-in-capital	23,925
Accumulated deficit	(41,600)	(506)

Total stockholders' equity (deficit)	(13,850)	2,494

Total liabilities and stockholders' equity (deficit)	$16,586	$4,300

See accompanying notes to the financial statements.

Albero, Corp.
Statements of Operations
	For the year ended October 31, 2015	For the Period from November 19, 2013 (inception) through October 31, 2014

	(Audited)	(Audited)

Revenue	$-	$-

Operating Expenses

Total operating expenses	41,094	506

Loss before Income Tax Provision	(41,094)	(506)

Income Tax Provision	-	-

Net Loss	$(41,094)	$(506)

Earnings per share
- Basic and Diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	3,404,789	3,000,000

See accompanying notes to the financial statements.

Albero, Corp.

Statement of Changes in Stockholder's Equity (Deficit)
For the period from November 19, 2013 (inception) through October 31, 2015

	Common stock par value $0.001
	Number of Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)

November 19, 2013 ( inception )	-	$-		$-	$-

Issuance of common shares for cash at $0.001 per share
October 21, 2014	3,000,000	3,000			3,000

Net loss				(506)	(506)

Balance, October 31, 2014	3,000,000	$3,000		$(506)	$2,494
Issuance of common shares for cash at $0.03 per share	825,000	825	$ 23,925		24,750
Net Loss				(41,094)	(41,094)
October 31, 2015	3,825,000	3,825	$ 23,925	(41,600)	(13,850)

Albero, Corp. Statements of Cash Flows
	For the Year October 31, 2015 (Audited)	For the Period from November 19, 2013 (inception) through October 31, 2014 (Audited)
Cash Flows from Operating Activities
Net loss	$ (41,094)	$ (506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	689	-
Changes in operating assets and liabilities:
Prepaid expenses	(8,333)	(300)
Prepaid rent	(1,233)
Net Cash Used in Operating Activities	(49,971)	(806)
Cash Flows from Investing Activities
Purchase of brood mare	(3,750)	-
Net Cash Used in Investing Activities	(3,750)	-
Cash Flows from Financing Activities
Advances from stockholder	28,630	1,806
Proceeds from sale of Common Shares	24,750	3,000
Net Cash Provided by Financing Activities	53,380	4,806

Net Change in Cash	(341)	4,000
Cash - beginning of period	4,000	-
Cash - end of period	$ 3,659	$ 4,000

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the financial statements.

Albero, Corp.

Notes to the Financial Statements

As of October 31, 2015 and 2014

(Audited)

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

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-K and Article 8 of Regulation S-X. These financial statements should be read in conjunction with the notes herein.

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

There were no contingent shares issuance arrangement, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share at October 31, 2015.

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

As reflected in the financial statements, the Company had an accumulated deficit at October 31, 2015, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(i)

Depreciation Expense

Depreciation expense was $689 and $0 for the reporting period ended October 31, 2015 and 2014, respectively.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andriy Berezhnyy	President, Secretary and Treasurer

Advances from a Related Party

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The Director of the Company advanced $30,436 for the period from November 19, 2013 (inception) through October 31, 2015, none of which has been repaid.

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

The Company recorded $3,600 in rent expenses for the period ended October 31, 2015.

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

The Company recorded $667 in rent expenses for the period ended October 31, 2015.

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year  OCTOBER 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Andriy Berezhnyy 22 Mount Davys Rd., Cullybackey, Ballymena, Co. Antrim, Northern Ireland BT421JH	38	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Andriy Berezhnyy has acted as our President, Treasurer, Secretary and sole Director since our incorporation on November 19, 2013. Mr. Berezhnyy owns 78.43% of the outstanding shares of our common stock. Since 2004, Mr. Berezhnyy has been working as a working rider at Ferguson Racing Company, Northern Ireland. Mr. Berezhnyy intends to devote 30 hours a week of his time to planning and organizing activities of Albero, Corp.

During the past ten years, Mr. Berezhnyy has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Berezhnyy was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Berezhnyy’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive for the years ended October 31, 2015 and 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Andriy Berezhnyy, President, Secretary and Treasurer	November 19, 2013 to October 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Year ended October 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of October 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 31, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Andriy Berezhnyy 22 Mount Davys Rd., Cullybackey, Ballymena, Co. Antrim, Northern Ireland BT421JH	3,000,000 shares of common stock (direct)	78.43%

The percent of class is based on 3,825,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Upon formation the Company sold 3,000,000 shares of common stock to the officer and director of the Company at $0.001 per share, or $3,000 for cash.

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The sole Director of the Company advanced $30,436 for the period from November 19, 2013 (inception) through October 31, 2015, none of which has been repaid.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended October 31, 2015, we incurred approximately $7,350 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the period from November 19, 2013 (inception) through October 31, 2014 and for the reviews of our financial statements for the quarters ended January 31, 2015, April 30, 2015 and July 31, 2015.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1 Registered Auditor's Consent

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

ALBERO, CORP.
Dated: December 22, 2015	By: /s/ Andriy Berezhnyy
Andriy Berezhnyy, President and Chief Executive Officer and Chief Financial Officer