Form 10-Q
period 2016-03-31
Vitaxel Group Ltd
filed 2016-05-16
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-201365

VITAXEL GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Wisma Ho Wah Genting, No. 35

Jalan Maharajalela, 50150

Kuala Lumpur, Malaysia

(Address of principal executive offices)

603.2143.2889

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 5,098,725,000 shares of the issuer’s common stock outstanding as of May 10, 2016.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

2

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vitaxel Group Limited

CONSOLILDATED BALANCE SHEETS

As of March 31,2016 and December 31,2015

(In U.S.dollars)

	As of March 31,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$767,241	$303,794
Prepayment	13,538	12,308
Inventories	21,653	9,870
Other receivables and other assets	61,663	53,324
Total Current Assets	864,095	379,296

NON-CURRENT ASSETS
Property, plant and equipment, net	192,905	104,857
Total Non-Current Assets

TOTAL ASSETS	$1,057,000	$484,153

CURRENT LIABILITIES
Amounts due to a related party	$435,897	$233,100
Amounts due to a director	25,641	-
Commission payables	661,948	537,655
Accruals and other payables	1,033,818	735,143
Tax payable	41,884	17,586
Total Current Liabilities	2,199,188	1,523,484

TOTAL LIABILITIES	2,199,188	1,523,484

Commitments and Contingencies	-

STOCKHOLDERS' EQUITY Common stock par value $0.000001: 99,975,000,000 shares authorized; 5,098,725,000 and 3,999,000,000 shares issued and outstanding, respectively	5,099	3,999
Additional paid-in capital	509,348	510,448
Accumulated deficit	(1,730,665)	(1,733,633)
Accumulated other comprehensive income	74,030	179,855
Total Stockholders' Equity	(1,142,188)	(1,039,331)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,057,000	$484,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the period ended March 31,
	2016	2015

REVENUE	$860,240	$534,917

COST OF REVENUE	555,088	420,330

GROSS PROFIT	305,152	114,587

OPERATING EXPENSES
Selling expenses	(867)	(5,686)
General and administrative expenses	(357,754)	(105,505)
Total Operating Expenses	(358,621)	(111,191)

(LOSS)/INCOME FROM OPERATIONS	(53,469)	3,396

OTHER INCOME/(EXPENSE), NET
Other Income	56,750	-
Other Expense	(313)	(887)
Total OtherIncome/(Expense), net	56,437	(887)

NET INCOME BEFORE TAXES	2,968	2,509

Income tax expense	-	-

NET INCOME	2,968	2,509

OTHER COMPREHENSIVE(LOSS)/INCOME
Foreign currency translation gain/(loss)	(105,825)	181,266

TOTAL COMPREHENSIVE (LOSS)/INCOME	$(102,857)	$183,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	For the Period Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,968	$2,509
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	5,000	887
Accounts receivable
Prepayment	(1,230)	-
Other receivables and other assets	(8,339)	(163,171)
Inventories	(11,783)	11,046
Trade creditor	-	(36,078)
Commission payables	124,293	-
Other payables and accrued expenses	298,675	331,610
Tax payable	24,298	-
Net cash generated from operating activities	433,882	146,803

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(93,048)	(7,039)
Net cash used in investing activities	(93,048)	(7,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds /(Repayments to) from directors	25,641	(11,131)
Proceeds from related parties	202,797	-
Repayments to from stockholders	-	(85,614)
Net cash provided by (used in) financing activities	228,438	(96,745)

EFFECT OF EXCHANGE RATES ON CASH	(105,825)	(6,528)

NET INCREASE IN CASH AND CASH EQUIVALENTS	463,447	36,491

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	303,794	29,224

CASH AND CASH EQUIVALENTS AT END OF YEAR	$767,241	$65,715

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

(Unaudited)

1.	ORGANIZATION AND BUSINESS

Vitaxel Group Limited (formerly Albero, Corp., the “Company”), incorporated in Nevada, is engaged in direct selling industry and online shopping platform primarily through it operating entities in Malaysia.

Vitaxel SDN BHD ("Vitaxel"), was incorporated in Malaysia on August 10, 2012. The Company is primarily engaged in the direct selling industry utilizing a multi-level marketing model with an emphasis on travel, entertainment and lifestyle products and services.

Vitaxel Online Mall SBN BHD ("Vionmall"), was incorporated in Malaysia on September 22, 2015. The Company is primarily in developing online shopping platforms geared to Vitaxel and its members and the third party suppliers of products and services.

Vitaxel Singapore PTE. Ltd. (“Vitaxel Singapore”) was incorporated in Singapore on February 16, 2016.

REVERSE ACQUISITION

On January 18, 2016, the Company completed and closed a share exchange (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”) of the same date among us, Vitaxel SDN BHD, a Malaysian corporation (“Vitaxel”), the shareholders of Vitaxel, Vitaxel Online Mall SBN BHD, a Malaysian corporation (“Vionmall”) and the shareholders of Vionmall pursuant to which Vitaxel and Vionmall each became wholly owned subsidiaries of ours. In the Share Exchange, all of the outstanding shares of Vitaxel and Vionmall were converted into shares of our Common Stock, as described in more detail below.

In connection with the Share Exchange and pursuant to the Split-Off Agreement, we transferred our pre-Share Exchange assets and liabilities to our pre-Share Exchange majority stockholder, in exchange for the surrender by him and cancellation of 3,000,000 shares of our Common Stock

As a result of the Share Exchange and Split-Off, we discontinued our pre-Share Exchange business and acquired the businesses of Vitaxel and Vionmall, and will continue the existing business operations of Vitaxel and Vionmall as a publicly-traded company under the name Vitaxel Group Limited.

In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the acquisition will be replaced with the historical financial statements of Vitaxel and Vionmall prior to the Share Exchange in all future filings with the SEC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information article 10 of Regulation S-X.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Fiscal year end is December 31.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Foreign currency translation and transactions

The functional currency of the Company is the Malaysian Ringgit (“MYR”) and reporting currency of the Company is United States Dollar “USD”). The financial statements of the Company are translated into USD using the exchange rate as of the balance sheet date for assets and liabilities and average exchange rate for the year for income and expense items. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders' equity.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the period ended March 31, 2016 and for the year ended December 31, 2015, the Company did not write off any accounts receivable as bad debts.

Fair value of financial instruments

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2016 and December 31, 2015, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories are stated at lower of cost or market, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods and the raw material items with large amounts, and by a category basis for low value raw material items.

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation are calculated on a straight-line basis over the following estimated useful lives:

Office equipment	10 years
Furniture and fixtures	10 years
Leasehold improvement	10 years

Revenue recognition

Product sales − The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of March 31, 2016 and December 31, 2015.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired. For the period ended March 31, 2016 and for the year ended December 31, 2015, all membership fee was waived by the Company for promotion purpose.

Loyalty program

The Company operates loyalty program which allows customer to accumulate redemption points when they purchase products from the Company. The redemption points can be used to purchase a selection of products at discounted price or redeem products.

The Company allocates consideration received from the sale of goods to the goods sold and the redemption points issued that are expected to be redeemed.

The consideration allocated to the redemptions points issued is measured at fair value of the redemption points. It is recognized as a liability (deferred revenue) in the statement of financial position and recognized as revenue when the points are redeemed, have expired or are no longer expected to be redeemed. The amount of revenue recognized is based on the number of points that have been redeemed, relative to the number expected to redeem.

As of March 31, 2016 and December 31, 2015, there was no such deferred revenue recorded.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the combined financial statements.Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of March 31, 2016 and December 31, 2015.

Forward Stock split

On January 27, 2016, our Board of Directors declared a 1333-for-1 forward stock split of our outstanding common stock, par value $0.000001 per share in the form of a dividend (the “Stock Split”) with a record date of February 8, 2016 (the “Record Date”). On February 22, 2016, Financial Industry Regulatory Authority, Inc. (“FINRA”) notified us of its announcement of the payment date of the Stock Split as February 23, 2016 (the “Payment Date”). On the Payment Date, as a result of the Stock split, each holder of our common stock as of the Record Date received 1332 additional shares of our common stock for each one share owned, rounded up to the nearest whole share. All common stock share amounts referenced in this Quarterly Report give retroactive effect to the Stock Split.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Combined Statement of Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the period ended March 31, 2016 and for the year ended December 31, 2015, there was no dilutive effect due to net loss.

Recently issued accounting pronouncements

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

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $1,730,665 as of March 31, 2016. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance operations primarily through cash flow from revenue and capital contributions from principal shareholders. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, our principal shareholders have indicated the intent and ability to provide additional equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on our ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The financial statements do not include any adjustments that might result from the outcome of this- uncertainty.

4.	OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

	As of March 31, 2016	As of December 31, 2015

Deposits (1)	$57,636	$45,830
Others (2)	4,027	7,494
	$61,663	$53,324

(1)         Deposits represented payments for rental, utilities, and construction funds to government department.

(2)         Others mainly consists other miscellaneous payments.

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of March 31, 2016	As of December 31, 2015

Office equipment	$33,163	$19,160
Computer equipment	47,418	29,945
Furniture and fittings	7,391	12,238
Motor vehicle	17,610	-
Software and website	5,701	-
Renovations	93,586	50,166
	204,869	111,509

Less: Accumulated depreciation	(11,964)	(6,652)

Balance at end of period/year	$192,905	$104,857

Depreciation expenses charged to the statements of operations for the period ended March 31, 2016 and 2015 were $5,000 and $887, respectively.

6.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of March 31, 2016	As of December 31, 2015

Provisions	$932,804	$594,492
Others	101,015	140,651
Balance at end of period/year	$1,033,818	$735,143

7.	AMOUNT DUE TO A DIRECTOR

	As of March 31, 2016	As of December 31, 2015
Amounts due to a director
Lim Chun Hoo	$25,641	$-

8.	RELATED PARTIES TRANSCTIONS

As of March 31, 2016 and December 31, 2015, the amount of due to a related party, Ho Wah Genting Group Sdn Bhd, was $435,897 and $233,100, respectively.

The Company recognized an expense of $452 pertaining to a forfeited deposit for a group air ticket during the three months ended March 31, 2016, which was paid to its affilate, Ho WahGenting Holiday Sdn. Bhd..

The Company recognized an expense of $104,785 pertaining to a forfeited deposit for a group air ticket during the year ended 31 December 2015, which was paid to its affiliate, Ho WahGenting Holiday Sdn. Bhd.

9.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company engaged a third party to develop an operation software with the total contract amount of $48,069. As of March 31, 2016 and December 31, 2015, Company has no capital commitments.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of March 31, 2016 are payable as follows:

Year ending December 31, 2016	710
Total	$710

Rental expense of the Company was $34,128 and $4,260 for the period ended March 31, 2016 and 2015, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Company Background

On January 18, 2016, we completed and closed a share exchange (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”) of the same date among us, Vitaxel SDN BHD, a Malaysian corporation (“Vitaxel”), the shareholders of Vitaxel, Vitaxel Online Mall SBN BHD, a Malaysian corporation (“Vionmall”) and the shareholders of Vionmall pursuant to which Vitaxel and Vionmall each became wholly owned subsidiaries of ours.

Pursuant to the terms of the Share Exchange Agreement, we exchanged 3,499,125,000 shares of our common stock for all of the outstanding capital stock of Vitaxel and exchanged 499,875,000 shares of our common stock for all of the outstanding capital stock of Vionmall with the result that both Vitaxel and Vionmall became wholly owned subsidiaries of ours.

Pursuant to the Share Exchange, we acquired the business of Vitaxel to engage in the direct selling of products and services utilizing a multi-level marketing model with an emphasis on travel, entertainment and lifestyle products and services and the business of Vionmall to develop online shopping platforms geared to Vitaxel and its members and the third party suppliers of products and services.

On January 6, 2016, the holder (the “Majority Stockholder”) of approximately 78.43% of the voting power of outstanding shares of our common stock, par value $0.001 per share, approved by written consent, in accordance with Nevada law, Amended and Restated Articles of Incorporation (the “Restated Articles”) which, among other things (i) changed of our name from “Albero, Corp.” to “Vitaxel Group Limited” (the “Name Change”) and (ii) increased our number of authorized shares of capital stock from 75,000,000 shares of common stock, par value $0.001 per share to 7,100,000,000 shares, consisting of (a) 7,000,000,000 shares of common stock, par value $0.000001 per share and (b) 100,000,000 shares of preferred stock, par value $0.000001 per share (the “Share Increase”). The Restated Articles, including the Name Change and the Share Increase, and their execution and filing were authorized by the sole member of our Board of Directors on December 21, 2015.

On January 8, 2015, we filed the Restated Articles with the Nevada Secretary of State to effectuate, among other things, the Name Change and the Share Increase.

On January 27, 2016, our Board of Directors declared a 1333-for-1 forward stock split of our outstanding common stock, par value $0.000001 per share in the form of a dividend (the “Stock Split”) with a record date of February 8, 2016 (the “Record Date”). On February 22, 2016, Financial Industry Regulatory Authority, Inc. (“FINRA”) notified us of its announcement of the payment date of the Stock Split as February 23, 2016 (the “Payment Date”). On the Payment Date, as a result of the Stock split, each holder of our common stock as of the Record Date received 1332 additional shares of our common stock for each one share owned, rounded up to the nearest whole share. All common stock share amounts referenced in this Quarterly Report give retroactive effect to the Stock Split.

On January 27, 2016, our Board of Directors approved a change of our fiscal year end from October 31 of each year to December 31 of each year. December 31 is also the fiscal year end for each of Vitaxel and Vionmall.

We are a global direct selling, multi-level marketing company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce. Through Vionmall, which went live in January 2016 for Vitaxel members and April 2016 for general public, we employ online shopping web sites for retail sales direct to consumers. We do not develop or manufacture the products and services which we offer. At March 31, 2016, all of our operations, including sales transactions, were based and completed in Malaysia although we had members in 3 other Asian countries. More than half of our members reside in Malaysia and approximately 22%of our members reside in Singapore. We provide our members with training which includes prospecting and closing skills, plan orientation, back-office training, network management, personal and leadership development and team-building activities.

Unlike the traditional MLM business model where most of the business model concentrates on particular products and/or services, our business model allows our members to own a sub-domain through Vionmall where they can promote their own products and services (separate from our products and services). We believe that this model is the first of its kind in Asia.

We strive to differentiate ourselves through innovation in both our product and service offerings and our sales channels. Consumers can purchase our products and services either directly from our members or directly from our online platform. Our products and services are listed on our website and customers can easily purchase them online. Our members need not carry our products physically to their customers, they only need to promote our products through word of mouth or show prospective customers our list of products online through computers or smart-phones. During the quarter ended March 31, 2016, our revenues were primarily attributable to the sale of Vitaxel product packages.

Our Vitaxel packages include product points (which are exchangeable for tour and travel products or travel kits). Since we are relatively new to the market, our initial strategy has been to promote our brand awareness by encouraging more people to become members. In furtherance thereof, to date all membership fees have been waived. Persons that purchase our product packages will automatically become members.

In furtherance of our membership benefits program, on November 1, 2015 Vitaxel entered into a Travel Agency Services Contract (the “Contract”) with Ho Wah Genting Holiday SDN BHD (“HWGH”), a travel agency specializing in providing tour packages, hotel bookings, arranging transportation and event ticket services. Pursuant thereto, HWGH provides services to Vitaxel’s members. The Contract has a term of 2 years and continues automatically for additional one year periods. After the first year, either party may terminate the Contract by providing the other party with 2 months’ advance notice of termination. Lim Chun Hoo, a director of HWGH is the brother of Lim Wee Kiat, our Chairman and Secretary and the son of Dato Lim Hui Boon, our President. Lim Wee Kiat is also an executive director of Ho Wah Genting Berhad, a shareholder of HWGH.

Our initial Vitaxel products have not generated material demand. This has resulted in marginal purchases of our existing Vitaxel products. However, following our research and surveys conducted on the preferences of our members, we have re-packaged and expanded our product packages and the method of selling these products to our members and our customers. This strategy leads to the formation of Vionmall.

 With the introduction of Vionmall, our revenue component has been divided into three categories:

a.	Vitaxel Product packages
b.	Membership fees
c.	Sales from our online Vionmall products

We believe that the Malaysian and other Asian direct selling markets hold significant potential. Our results, as reported in US dollars will be impacted by foreign currency fluctuations as well as global economic, political, demographic and business trends and conditions.

To create brand awareness and to keep our members fully informed as to our products and services, and policies and procedures, we designate certain members to be team leaders. Team leaders promote our membership requirements and products and services through word of mouth, home parties, private previews and training. As of March 31, 2016, we had approximately 120 team leaders, approximately 69 of which were located in Malaysia. We expect to engage at least 10-20 team leaders in each country in which we offer and sell our products and services. Our team leaders are independent contractors and do not receive salaries. They work on a commission basis tied to the revenue generated from product sales. The team leaders promote our products via the methods referenced above. Apart from this, they are required to assist our management to conduct surveys and research on our prospective customers and members needs and behaviors. To do this, the team leaders have meetings and discussions among themselves from time to time. Our obligation to the team leaders is to provide support, inform and advise as to the availability of new products, make payment (commission) on time and ensure that the team leaders understand our objective and mission so that they provide the correct message to our members and customers.

Our business is subject to various laws and regulations globally, particularly with respect to our direct selling business models and our product and service categories.

We acquire the products and services which we offer and sell from third parties. Although, we initially intend to primarily offer and sell products related to travel, entertainment and lifestyle, we are not limited to those areas and may sell unrelated products and services as long as these products and services will benefit our members and customers in a manner consistent with our objectives and mission.

As of March 31, 2016, Vitaxel had approximately 4,714 members, with approximately 3,510 members in Malaysia and approximately 954 members in Singapore. Vitaxel’s members include approximately 463 Distributors, 1,853 Supervisors, 30 Managers, 38 Directors, 1,988 Senior Directors, 157 Global Directors, 90 Sapphire Global Directors, 65 Ruby Global Directors, 14 Emerald Global Directors, 6 Diamond Global Directors and 10 Black Diamond Global Directors.

People become members for a number of reasons. Some join simply to receive a wholesale price on products and services that they and their families can enjoy. Some join to earn part-time money, wanting to give direct sales a try, whereas others are drawn to us because they can be their own boss and can earn rewards on their own skills and hard work. In addition to discounted prices, members can earn income from several sources. Members may earn income by selling our products and services and their own products and services. The allocation of proceeds from the sales of members’ products and services is similar to the allocation process for independent suppliers of products and services. Suppliers determine the minimum amount they wish to receive, the retail price to consumers is then negotiated between us and the supplier and we retain the difference as profit. Also, members who sponsor other members may earn commissions and bonuses based upon their sponsored members’ performance.

As of March 31, 2016, we have expanded our network member base into approximately 16 Asian countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

We intend to continue to engage team leaders within each country in Asia in which we offer and sell our products to lead and promote our products. Since we have already established our name in certain of the Asian counties, we will continue to expand in those countries by providing more benefits to the team leaders, more attractive products through our Vionmall portal, further training and motivation talks, better information technology structure and enhance support systems.

To become a member, a person must purchase a member package. Member packages include products and points that carry a value that approximates the package price. The packages do not come with a membership fees because membership fees are exempted for the first year (that is when members purchase the package, membership fees are waived for the first 12 months). We only collect the membership fees from the second year onwards. Each member package is available in English and Chinese and typically includes booklets describing us, our compensation plan and rules of member conduct, various training and promotional materials, member applications and a product and services catalog. The price of a member package varies by package type and provides a low cost entry for incoming members.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of Vitaxel Group Limited for the three months ended March 31, 2016 and 2015 and the related notes thereto.

Revenue

We recognized $860,240 and $534,917 revenue for the period ended March 31, 2016 and 2015, respectively.

The increase of sales is due to more customers in current period.

Cost of Sales

Cost of sales for the period ended March 31, 2016 was $555,088, compared to $420,330 for the period ended March 31, 2015.

The increase is comparable to the increase of revenue.

Gross Profit

Gross profit for the period ended March 31, 2016 was $305,152, compared to $114,587 for the period ended March 31, 2015.

Operating Expenses

For the period ended March 31, 2016, we incurred total operating expenses in the amount of $358,621, composed of selling expenses of $867 and general and administrative expenses totaling $357,754. While, for the period ended March 31, 2015, we incurred total operating expenses in the amount of $111,191, which was composed of selling expenses of $5,686 and general and administrative expenses totaling $105,505. Despite the decrease of $4,819, or 85% for the selling expenses, the increase of $252,249, or 239%, caused total operating expenses to increase by $247,430, or 223%.

Liquidity and Capital Resources

As of March 31, 2016, we had a cash balance of $767,241. During the period ended March 31, 2016, net cash generated from operating activities totaled $433,882. Net cash used in investing activities totaled $93,048. Net cash generated from financing activities during the year totaled $228,438. The resulting change in cash for the period was an increase of $463,447, which was primarily due to cash in from accruals and other payables, commission payables, amount due to a related party and amount due to a director

During the three months ended March 31, 2015, net cash generated from operating activities totaled $146,803. Net cash used in investing activities totaled $7,039. Net cash repaid in financing activities during the year totaled $96,745. The resulting change in cash for the period was an increase of $36,491, which was primarily due to cash in from accruals and other payables, netting off by the repayment to the stockholder and the director.

As of March 31, 2016, we had current liabilities of $2,199,188, which was composed of commission payables of $661,948, accrued liabilities of $1,033,818, amount due to a director of $25,641 tax payable of $41,884 and amount due to a related party of $435,897.

As of December 31, 2015, we had current liabilities of $1,523,484, which was composed of amounts due to a related party of $233,100, commission payables of $537,655, tax payable of $17,586 and accruals and other payables of $735,143.

We had net liabilities of $1,142,188 and $1,039,331 as of March 31, 2016 and December 31, 2015, respectively.

The Company has incurred losses since its inception resulting in an accumulated deficit of $1,730,665 as of March 31, 2016, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

•	our ability to raise additional funding;
•	the results of our proposed operations.

Going Concern Consideration

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $1,730,665 as of March 31, 2016 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2015 financial statements included in our Amendment No. 1 to our Current Report on Form 8-K filed with the SEC on April 13, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None

Contractual Obligations

Not applicable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2016 our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2016 we issued an aggregate of 3,999,000,000 shares of our restricted common stock pursuant to a Share Exchange Agreement. The shares were issued in reliance on Regulation S under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective March 15, 2016, Lim Wee Kiat resigned as our President and Dato Lim Hui Boon was appointed to the vacated President position. Lim Wee Kiat continues to serve as our Chairman and Secretary. Dato Lim Hui Boon is the father of Lim Wee Kiat. We are compensating Dato Lim Hui Boon at the monthly rate of 25,000 Ringgit Malaysia (approximately US $6,070) but the other terms of his employment have yet to be determined and we have yet to enter into a written employment agreement with him.

Effective March 15, 2016, we increased the size of our board of directors from two to four persons and appointed Lee Wei Boon and Lim Chun Hoo to the vacant positions. Lee Wei Boon has served as our Chief Financial Officer and Treasurer since January 18, 2016.

Effective March 15, 2016, we formed an Operations Committee consisting of the following four executive officers:

•	Dato Lim Hui Boon
•	Lim Wee Kiat
•	Leong Yee Ming
•	Lee Wei Boon

Dato Lim Hui Boon was appointed as the Chairman of the Operations Committee.

The Operations Committee oversees our general day to day operations and reports to our Board of Directors. The functions of the Operations Committee include, but are not limited to, the following:

•	Providing recommendations to the Board on budget, marketing and operations matters, including risk management, mitigation of risk, and meeting profit targets.

•	Recommending new programs to the Board and, subject to the Board’s approval, maintaining support for such programs and business lines.

•	Implementing risk management procedures, including our marketing and operation strategy.

•	Overseeing the Corporation’s general performance.

ITEM 6.	EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAXEL GROUP LIMITED

May 16, 2016	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer

VITAXEL GROUP LIMITED

May 16, 2016	By:	/s/ Lee Wei Boon
Lee Wei Boon, Chief Financial Officer