Form 10-Q
period 2016-06-30
Vitaxel Group Ltd
filed 2016-08-15
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-201365

VITAXEL GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Wisma Ho Wah Genting, No. 35

JalanMaharajalela, 50150

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

There were 5,098,725,000 shares of the issuer’s common stock outstanding as of August 10, 2016.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

2

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vitaxel Group Limited

CONSOLILDATED BALANCE SHEETS

As of June 30,2016 and December 31,2015

(In U.S.dollars)

	As of June 30,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$210,825	$303,794
Prepayment	-	12,308
Deferred tax asset	8,124	-
Inventories	33,060	9,870
Other receivables and other assets	31,875	53,324
Total Current Assets	283,884	379,296

NON-CURRENT ASSETS
Property, plant and equipment, net	208,509	104,857
Total Non-Current Assets

TOTAL ASSETS	$492,393	$484,153

CURRENT LIABILITIES
Amounts due to a related party	$665,074	$233,100
Amounts due to a director	24,845	-
Commission payables	351,969	537,655
Accounts payable	2,109	-
Accruals and other payables	1,031,916	735,143
Tax payable	8,865	17,586
Total Current Liabilities	2,084,777	1,523,484

NON-CURRENT LIABILITY
Deferred tax liability	8,124	-
TOTAL LIABILITIES	2,092,902	1,523,484

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock par value $0.000001: 7,000,000,000 shares authorized; 5,098,725,000 and 3,999,000,000 shares issued and outstanding, respectively	5,099	3,999
Additional paid-in capital	509,348	510,448
Accumulated deficit	(2,219,975)	(1,733,633)
Accumulated other comprehensive income	105,019	179,855
Total Stockholders' Equity	(1,600,509)	(1,039,331)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$492,393	$484,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE	$435,030	$552,779	$1,294,912	$1,087,696

COST OF REVENUE	(356,221)	(497,980)	(911,309)	(918,310)

GROSS PROFIT	78,809	54,799	383,603	169,386

OPERATING EXPENSES
Selling expense	(648)	-	(1,515)	(1,724)
General and administrative expenses	(572,549)	(194,731)	(930,303)	(304,198)
Total Operating Expenses	(573,197)	(194,731)	(931,818)	(305,922)

(LOSS)/INCOME FROM OPERATIONS	(494,388)	(139,932)	(548,215)	(136,536)

OTHER INCOME/(EXPENSE), NET
Other Income	14,879	-	71,629	38
Other Expense	(9,443)	(86,066)	(9,756)	(86,991)
Total Other Income / (Expense), net	5,436	(86,066)	61,873	(86,953)

NET LOSS BEFORE TAXES	(488,952)	(225,998)	(486,342)	(223,489)

Income tax expense	-	-	-	-

Net loss	$(488,952)	$(225,998)	$(486,342)	$(223,489)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	31,577	-	(74,248)	-

TOTAL COMPREHENSIVE LOSS	$(457,375)	$(225,998)	$(560,590)	$(223,489)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	For the Period Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(486,342)	$(223,489)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	9,784	1,894
Prepayment	12,308	518,048
Other receivables and other assets	21,449	14,097
Deferred tax asset	(8,124)	-
Inventories	(23,190)	10,605
Trade creditor	2,109	-
Commission payables	(185,686)	-
Other payables and accrued expenses	296,773	-
GST on payment	-	(90)
Deferred tax liability	8,124	-
Tax payable	(8,721)	10,732
Net cash (used in) provided by operating activities	(361,516)	331,797

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(105,543)	(19,734)
Net cash used in investing activities	(105,543)	(19,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from directors	24,845	-
(Decrease) in amount due to holding company	-	(54,785)
Proceeds from related parties	431,974	-
Net cash provided by (used in) financing activities	456,819	(54,785)

EFFECT OF EXCHANGE RATES ON CASH	(82,728)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(92,969)	257,278

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	303,794	28,056

CASH AND CASH EQUIVALENTS AT END OF YEAR	$210,825	285,334

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

(Unaudited)

1.	ORGANIZATION AND BUSINESS

Vitaxel Group Limited (formerly Albero, Corp., the “Company”), incorporated in Nevada, is engaged in direct selling industry and online shopping platform primarily through its operating entities in Malaysia.

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the period ended June 30, 2016 and for the year ended December 31, 2015, the Company did not write off any accounts receivable as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30, 2016 and December 31, 2015, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories are stated at lower of cost or market, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods and the raw material items with large amounts, and by a category basis for low value raw material items.

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	10 years
Furniture and fixtures	10 years
Leasehold improvement	10 years

Revenue recognition

Product sales − The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of June 30, 2016 and December 31, 2015.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired. For the period ended June 30, 2016 and for the year ended December 31, 2015, all membership feeswere waived by the Company for promotion purpose.

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

As of June 30, 2016 and December 31, 2015, there was no such deferred revenue recorded.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of June 30, 2016 and December 31, 2015.

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

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the period ended June 30, 2016 and for the year ended December 31, 2015, there was no dilutive effect due to net loss.

Recently issued accounting pronouncements

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB AccountingStandard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2on our consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $2,219,975 as of June 30, 2016. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

	As of June 30, 2016	As of December 31, 2015

Deposits (1)	$28,063	$45,830
Others (2)	3,812	7,494
	$31,875	$53,324

(1)         Deposits represented payments for rental, utilities, and construction funds to government department.

(2)         Others mainly consists other miscellaneous payments.

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of June 30, 2016	As of December 31, 2015

Office equipment	$33,346	$19,160
Computer equipment	50,649	29,945
Furniture and fittings	7,632	12,238
Electrical & fitting	376	-
Motor vehicle	17,063	-
Software and website	4,850	-
Renovations	111,609	50,166
	225,525	111,509

Less: Accumulated depreciation	(17,016)	(6,652)

Balance at end of period/year	$208,509	$104,857

Depreciation expenses charged to the statements of operations for the period ended June 30, 2016 and December 31, 2015 were $9,784 and $1,984 respectively.

6.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of June 30, 2016	As of December 31, 2015

Provisions	$942,157	$594,492
Others	89,759	140,651
Balance at end of period/year	$1,031,916	$735,143

7.	AMOUNT DUE TO A DIRECTOR

	As of June 30, 2016	As of December 31, 2015
Amounts due to a director
Lim Chun Hoo	$24,845	$-

8.	RELATED PARTIES TRANSCTIONS

As of June 30, 2016 and December 31, 2015, the amount of due to a related party, Ho Wah Genting Group SdnBhd, was $458,027 and $557,406 respectively. In addition, the amount to Dato’ Lim Hui Boon was $198,758 and 99,379 respectively as of June 30,2016 and December 31, 2015..

The Company recognized an expense of $24,649 pertaining to a forfeited deposit for a group air ticket during the six months ended June 30, 2016, which was paid to its affiliate, Ho WahGenting Holiday Sdn. Bhd..

The Company recognized an expense of $104,785 pertaining to a forfeited deposit for a group air ticket during the year ended 31 December 2015, which was paid to its affiliate, Ho WahGenting Holiday Sdn. Bhd.

9.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company engaged a third party to develop an operation software with the total contract amount of $48,069. As of June 30, 2016 and December 31, 2015, Company has no capital commitments.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of June 30, 2016 are payable as follows:

Year ending December 31, 2016	49,150
Year ending December 31, 2017	90,810
Year ending December 31, 2018	22,122
Total	$162,082

Rental expense of the Company was $62,722 and $4,260 for the period ended June 30, 2016 and 2015, respectively.

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

The following management’s discussion and analysis of our financial condition should be read in conjunction with the unaudited condensed financial statements and related notes, which we have prepared in accordance with United States generally accepted accounting principles, included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2014 and 2013 financial statements and related notes and unaudited financial statements as of, and for the nine months ended September 30, 2015 and September 30, 2014, which was filed with the Securities and Exchange Commission on January 22, 2016 and our unaudited condensed financial statements and related notes for the quarterly period ended March 31, 2016, which was filed with the Securities and Exchange Commission on May 16, 2016. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risk, uncertainties and assumptions that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Company Background

On January 18, 2016, we completed and closed a share exchange under a Share Exchange Agreement of the same date among us, Vitaxel SDN BHD, a Malaysian corporation, orVitaxel, the shareholders of Vitaxel, Vitaxel Online Mall SBN BHD, a Malaysian corporation, orVionmall, and the shareholders of Vionmall pursuant to which Vitaxel and Vionmall each became wholly owned subsidiaries of ours.

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

Our principal offices are located in Kuala Lumpur, Malaysia.

We are a global direct selling, multi-level marketing company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce. Through Vionmall, which went live in January 2016 for Vitaxel members and April 2016 for general public, we employ online shopping web sites for retail sales direct to consumers. We do not develop or manufacture the products and services which we offer. At June 30, 2016, all of our operations, including sales transactions, were based and completed in Malaysia although we had members in 3 other Asian countries. More than half of our members reside in Malaysia and approximately 21% of our members reside in Singapore. We provide our members with training which includes prospecting and closing skills, plan orientation, back-office training, network management, personal and leadership development and team-building activities.

Unlike the traditional multi-level marketingbusiness model where most of the business model concentrates on particular products and/or services, our business model allows our members to own a sub-domain through Vionmall where they can promote their own products and services (separate from our products and services). We believe that this model is the first of its kind in Asia.

We strive to differentiate ourselves through innovation in both our product and service offerings and our sales channels. Consumers can purchase our products and services either directly from our members or directly from our online platform. Our products and services are listed on our website and customers can easily purchase them online. Our members need not carry our products physically to their customers, they only need to promote our products through word of mouth or show prospective customers our list of products online through computers or smart-phones. During the quarter ended June 30, 2016, our revenues were primarily attributable to the sale of Vitaxel product packages.

Our Vitaxel packages include product points (which are exchangeable for tour and travel products or travel kits). Since we are relatively new to the market, our initial strategy has been to promote our brand awareness by encouraging more people to become members. In furtherance thereof, to date all membership fees have been waived.Persons that purchase our product packages will automatically become members.

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

To create brand awareness and to keep our members fully informed as to our products and services, and policies and procedures, we designate certain members to be team leaders. Team leaders promote our membership requirements and products and services through word of mouth, home parties, private previews and training. As of June 30, 2016, we had approximately 180 team leaders, approximately 121of which were located in Malaysia. We expect to engage at least 59 team leaders in each country in which we offer and sell our products and services. Our team leaders are independent contractors and do not receive salaries. They work on a commission basis tied to the revenue generated from product sales. The team leaders promote our products via the methods referenced above. Apart from this, they are required to assist our management to conduct surveys and research on our prospective customers and members needs and behaviors. To do this, the team leaders have meetings and discussions among themselves from time to time. Our obligation to the team leaders is to provide support, inform and advise as to the availability of new products, make payment (commission) on time and ensure that the team leaders understand our objective and mission so that they provide the correct message to our members and customers.

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

As of June 30, 2016, Vitaxel had approximately 5,006 members, with approximately 3,953 members in Malaysia and approximately 1,053 members in Singapore. Vitaxel’s members include approximately 703 Distributors, 1,891 Supervisors, 44 Managers, 38 Directors, 1,988 Senior Directors, 157 Global Directors, 90 Sapphire Global Directors, 65 Ruby Global Directors, 14 Emerald Global Directors, 6 Diamond Global Directors and 10 Black Diamond Global Directors.

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

As of June 30, 2016, we have expanded our network member base into approximately 17 Asian countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

We intend to continue to engage team leaders within each country in Asia in which we offer and sell our products to lead and promote our products. Since we have already established our name in certain of the Asian counties, we will continue to expand in those countries by providing more benefits to the team leaders, more attractive products through our Vionmall portal, further training and motivation talks, better information technology structure and enhance support systems. We recently signed a license agreement tomarket and operate our business and commercialize Vionmall in Taiwan.

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

Going Concern

Since January 2016, our operations have been funded through product revenue generated by the sale of our Vitaxel product packages and loans from related parties. During the six months ended June 30, 2016, we funded our business primarily through:

•	revenue of $435,030 generated by sales of our Vitaxel product packages,
•	a $458,027 loan with a related party, Ho Wah Genting Group Sdn Bhd., and
•	a $198,758 loan with Dato Lim Hui Boon

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. We have incurred operating losses since inception resulting in an accumulated deficit of approximately $2,219,975 as of June 30, 2016 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. We are subject to the risks and uncertainties associated with a business with limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Results of Operations – Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following discussion should be read in conjunction with the consolidated financial statements of Vitaxel Group Limited for the three months ended June 30, 2016 and 2015 and the related notes thereto.

Revenue

We recognized $435,030 and $552,779 revenue for the period ended June 30, 2016 and 2015, respectively.

The decrease of sales in the current period was due to the promotion campaign started in the first quarter of 2016, which absorbs most of the purchasing power and hence slowed down the sales in the three months ended June 30, 2016.

Cost of Sales

Cost of sales for the period ended June 30, 2016 was $356,221 compared to $497,980 for the period ended June 30, 2015.

The decrease was due to the revision of the commission plan to reduce the scale of commission.

Gross Profit

Gross profit for the period ended June 30, 2016 was $78,809 compared to $54,799 for the period ended June 30, 2015. Based on the revised commission plan in the current period, the change led to a decrease in cost of sales, resulting in an increase in gross profit.

Operating Expenses

For the period ended June 30, 2016, we incurred total operating expenses in the amount of $573,197, composed of selling expenses of $648 and general and administrative expenses totaling $572,549. While, for the period ended June 30, 2015, we incurred total operating expenses in the amount of $194,731, which was composed of only general and administrative expenses totaling $194,731. The increase of $648, or 100% for the selling expenses, along with the increase of $377,818, or 194% for the administrative expenses, caused total operating expenses to increase by $378,466, or 194%.

Results of Operations – Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following discussion should be read in conjunction with the consolidated financial statements of Vitaxel Group Limited for the six months ended June 30, 2016 and 2015 and the related notes thereto.

Revenue

We recognized $1,294,912 and $1,087,696 revenue for the period ended June 30, 2016 and 2015, respectively.

The increase of sales is due to more customers in the six months ended June 30, 2016, because of the promotion of new campaign during the first quarter of 2016.

Cost of Sales

Cost of sales for the period ended June 30, 2016 was $911,309 compared to $918,310 for the period ended June 30, 2015.

The decrease is due to the effect of translation gain. The increase of cost of sales in functional currency is shown as a decrease of that in presentation currency due to the fluctuationof exchange rate. The increase of cost of sales in functional currency is comparable to the increase of revenue.

Gross Profit

Gross profit for the period ended June 30, 2016 was $383,603 compared to $169,386 for the period ended June 30, 2015.

Operating Expenses

For the period ended June 30, 2016, we incurred total operating expenses in the amount of $931,818, composed of selling expenses of $1,515 and general and administrative expenses totaling $930,303. While, for the period ended June 30, 2015, we incurred total operating expenses in the amount of $305,922, which was composed of selling expenses of $1,724 and general and administrative expenses totaling $304,198. Despite the decrease of $209, or 12% for the selling expenses, the increase of $626,105, or 206% for the administrative expenses, caused total operating expenses to increase by $625,896, or 205%.

Liquidity and Capital Resources

As of June 30, 2016, we had a cash balance of $210,825. During the period ended June 30, 2016, net cash used in operating activities totaled $361,516. Net cash used in investing activities totaled $105,543. Net cash generated from financing activities during the period totaled $456,819. The resulting change in cash for the period was a decrease of $92,969, which was primarily due to cash used in inventories, commission payables, income tax payable, and purchase of property, plant and equipment.

 As of June 30, 2016, we had current liabilities of $2,084,777, which was composed of other payable of $1,031,916, account payable of $2,109, commission payables of $351,969, amount due to a director of $24,845, tax payable of $8,865 and amount due to a related party of $665,074.

As of December 31, 2015, we had current liabilities of $1,523,484, which was composed of amounts due to a related party of $233,100, commission payables of $537,655, tax payable of $17,586 and accruals and other payables of $735,143.

We had net liabilities of $1,600,509 and $1,039,331 as of June 30, 2016 and December 31, 2015, respectively.

The Company has incurred losses since its inception resulting in an accumulated deficit of $2,219,975 as of June 30, 2016, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

•	our ability to raise additional funding;

•	the results of our proposed operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2015 financial statements included in our Amendment No. 1 to our Current Report on Form 8-K filed with the Securities and Exchange Commissionon April 13, 2016.

Off-Balance Sheet Arrangements

None

Contractual Obligations

Not applicable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2016 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be a party in legal proceedings arising in the ordinary course of business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to the Company or has a material interest adverse to us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On August 15, 2016, Vitaxel Group Limited (the “Company”) entered into a License Agreement (the “Agreement”) with Vitaxel Corp Ltd, a limited liability entity and incorporated in Thailand (“Licensee”).

Pursuant to the Agreement, the Company granted Licensee an exclusive, non-transferable, revocable license to use the Company’s trademarks, brands, logos or service marks to market and operate the Company’s business and commercialize the Company’s online shopping and service platforms, including but not limited to the Company’s online shopping mall known as “Vionmall”, in Thailand (the “License”). The term of the Agreement is three (3) years with a possibility of renewal for another three (3) years. The Company and or its subsidiaries will have the right of first refusal to acquire the Licensee if shareholders of Licensee decided to dispose its assets or company.

Licensee is in charge of all initial costs of setting up the Company’s business in Taiwan. Licensee shall pay the Company a revenue share of 70% of the net profits for every three (3) month period (“Royalties”). Each Royalty payment is due on the tenth day of every fourth months and shall be paid in US Dollars and accompanied by a report of calculation of the net profits.

The Company does not have any material relationship with Licensee other than the Agreement.

ITEM 6.	EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q,are deemed furnished and notfiled with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitaxel Group Limited under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAXEL GROUP LIMITED

August 15, 2016	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (Principal Executive Officer)

VITAXEL GROUP LIMITED

August 15, 2016	By:	/s/ Lee Wei Boon
Lee Wei Boon, Chief Financial Officer (Principal Financial Officer)

