Form 10-Q
period 2016-09-30
Vitaxel Group Ltd
filed 2016-11-17
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2016

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
Yes ☒  No ☐

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

There were 5,098,725,000 shares of the issuer’s common stock outstanding as of November 15, 2016.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

2

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vitaxel Group Limited

CONSOLIDATED BALANCE SHEETS

As of September 30, 2016 and December 31, 2015

(In U.S.dollars)

	As of September 30,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96,898	$303,794
Prepayment	12,778	12,308
Deferred tax asset	7,914	-
Amount due from an associate company	24,623	-
Inventories	16,896	9,870
Other receivables and other assets	99,366	53,324
Total Current Assets	258,475	379,296

NON-CURRENT ASSETS
Long-term Investment	61,685	-
Property, plant and equipment, net	209,263	104,857
Total Non-Current Assets	270,948	104,857

TOTAL ASSETS	$529,423	$484,153

CURRENT LIABILITIES
Amounts due to a related party	$1,403,508	$233,100
Amounts due to a director	24,201	-
Commission payables	265,687	537,655
Accounts payable	6,203	-
Accruals and other payables	611,012	735,143
Tax payable	5,685	17,586
Total Current Liabilities	2,316,296	1,523,484

NON-CURRENT LIABILITY
Deferred tax liability	7,914	-
TOTAL LIABILITIES	2,324,210	1,523,484

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock par value $0.000001: 99,975,000,000 shares authorized; 5,098,725,000 and 3,999,000,000 shares issued and outstanding, respectively	5,099	3,999
Additional paid-in capital	509,348	510,448
Accumulated deficit	(2,457,285)	(1,733,633)
Accumulated other comprehensive income	148,051	179,855
Total Stockholders' Equity	(1,794,787)	(1,039,331)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$529,423	$484,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE	$434,890	$897,995	$1,729,802	$1,751,536

COST OF REVENUE	(312,278)	(755,399)	(1,223,587)	(1,678,124)

GROSS PROFIT	122,612	142,596	506,215	73,412

OPERATING EXPENSES
Selling expense	(80)	(4,833)	(1,595)	(6,739)
General and administrative expenses	(373,645)	(331,907)	(1,303,948)	(725,491)
Total Operating Expenses	(373,725)	(336,740)	(1,305,543)	(732,230)

LOSS FROM OPERATIONS	(251,113)	(194,144)	(799,328)	(658,818)

INVESTMENT INCOME, NET	36,412	-	36,412	-

OTHER INCOME/(EXPENSE), NET
Other Income	-	-	71,629	-
Other Expense	(22,609)	(94,624)	(32,365)	(99,395)
Total Other Income / (Expense), net	(22,609)	(94,624)	39,264	(99,395)

NET LOSS BEFORE TAXES	(237,310)	(288,768)	(723,652)	(758,213)

Income tax expense	-	-	-	-

Net loss	$(237,310)	$(288,768)	$(723,652)	$(758,213)

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	74,022	141,946	(31,804)	332,149

TOTAL COMPREHENSIVE (LOSS)	$(163,288)	$(146,822)	$(755,456)	$(426,064)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	For the Period Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(723,652)	$(758,213)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	15,604	3,034
Prepayment	(470)	-
Bad debt allowance – Other receivable	-	56,794
Other receivables and other assets	(46,042)	(48,695)
Deferred tax asset	(7,914)	-
Inventories	(7,026)	11,807
Trade creditor	6,203	-
Defer revenue	-	166,570
Amount due from related parties	(24,623)	-
Commission payables	(271,968)	-
Other payables and accrued expenses	(124,131)	1,085,347
Deferred tax liability	7,914	-
Tax payable	(11,901)	-
Net cash (used in) generated from operating activities	(1,188,006)	516,644

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(115,286)	(19,626)
Purchase of intangible assets	(4,724)	-
Net cash used in investing activities	(120,010)	(19,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from directors	24,201	(11,897)
Proceeds from/(Repayments to) stockholders	-	(134,713)
Proceeds from related parties	1,108,723	-
Net cash provided by (used in) financing activities	1,132,924	(146,610)

EFFECT OF EXCHANGE RATES ON CASH	(31,804)	135,293

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(206,896)	485,701

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	303,794	29,224

CASH AND CASH EQUIVALENTS AT END OF YEAR	$96,898	514,925

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	-
Cash paid for income tax	$-	$-

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the period ended September 30, 2016 and for the year ended December 31, 2015, the Company did not write off any accounts receivable as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of September 30, 2016 and December 31, 2015, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories are stated at lower of cost or market, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods and the raw material items with large amounts, and by a category basis for low value raw material items.

Long-term investment

On October 5, 2016, the Company invested 958,000 Thai Baht or $27,539 to Vitaxel Corporation Thailand Co., Ltd., a company registered in Thailand, and hold 47.99% shares of it. The long-term investment is accounted using in equity method.

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	10 years
Furniture and fixtures	10 years
Leasehold improvement	10 years

Revenue recognition

Product sales − The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of September 30, 2016 and December 31, 2015.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired. For the period ended September 30, 2016 and for the year ended December 31, 2015, all membership fees were waived by the Company for promotion purpose.

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

As of September 30, 2016 and December 31, 2015, there was no such deferred revenue recorded.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of September 30, 2016 and December 31, 2015.

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

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the period ended September 30, 2016 and for the year ended December 31, 2015, there was no dilutive effect due to net loss.

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

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2on our consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $2,457,285 as of September 30, 2016. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on our ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

	As of September 30, 2016	As of December 31, 2015

Deposits (1)	$96,479	$45,830
Others (2)	2,887	7,494
	$99,366	$53,324

(1)         Deposits represented payments for rental, utilities, and construction funds to government department.

(2)         Others mainly consists other miscellaneous payments.

5.	LONG-TERM INVESTMENT

On October 5, 2016, the Company invested 958,000 Thai Baht or $27,539 to Vitaxel Corporation Thailand Co., Ltd., a company registered in Thailand, and hold 47.99% shares of it. The long-term investment is accounted using the equity method.

Long-term investment consists of the following:

	As of September 30, 2016	As of December 31, 2015

Long-term investment -cost	$27,539	$-
Long-term investment -income	36,412	-
Foreign currency translation adjustment	(2,266)	-
	$61,685	$-

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of September 30, 2016	As of December 31, 2015

Office equipment	$32,482	$19,160
Computer equipment	61,173	29,945
Furniture and fittings	7,434	12,238
Electrical & fitting	366	-
Motor vehicle	16,621	-
Software and website	4,724	-
Renovations	108,719	50,166
	231,519	111,509

Less: Accumulated depreciation	(22,256)	(6,652)

Balance at end of period/year	$209,263	$104,857

Depreciation expenses charged to the statements of operations for the period ended September 30, 2016 and December 31, 2015 were $15,604 and $4,958 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of September 30, 2016	As of December 31, 2015

Provisions	$552,457	$594,492
Others	58,555	140,651
Balance at end of period/year	$611,012	$735,143

8.	AMOUNT DUE TO A DIRECTOR

	As of September 30, 2016	As of December 31, 2015
Amounts due to a director
Lim Chun Hoo	$24,201	$-

9.	AMOUNT DUE FROM AN ASSOCIATE COMPANY

	As of September 30, 2016	As of December 31, 2015
Amounts due to an associate company
Vitaxel Corporation Thailand Co., Ltd.	$24,623	$-

10.	RELATED PARTIES TRANSCTIONS

As of September 30, 2016 and December 31, 2015, the amount of due to a related party, Ho Wah Genting Group Sdn Bhd, was $664,124 and $557,406 respectively. In addition, the amount due to Dato’ Lim Hui Boom, the President of Ho Wah Genting Group Sdn Bhd, was $707,403 and $99,379 respectively as of September 30, 2016 and December 31, 2015. The amount due to Ho Wah Genting Holiday Sdn Bhd was $6,232 as of September 30, 2016 and nil as of December 31, 2015. The amount due to the Company’s associate, Vitaxel Corporation Thailand Co., Ltd., was $25,749 as of September 30, 2016 and nil as of December 31, 2015.

The Company recognized an expense of $25,162 pertaining to a forfeited deposit for a group air ticket during the nine months ended September 30, 2016, which was paid to its affiliate, Ho Wah Genting Holiday Sdn. Bhd.

The Company recognized an expense of $104,785 pertaining to a forfeited deposit for a group air ticket during the year ended 31 December 2015, which was paid to its affiliate, Ho Wah Genting Holiday Sdn. Bhd.

11.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of September 30, 2016 and December 31, 2015, Company has no capital commitments.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of September 30, 2016 are payable as follows:

Year ending December 31, 2016	49,150
Year ending December 31, 2017	90,810
Year ending December 31, 2018	22,122
Total	$162,082

Rental expense of the Company was $90,527 and $3,195 for the period ended September 30, 2016 and 2015, respectively.

12.	SUBSEQUENT EVENT

On October 31, 2016, allotment of shares of 3,500,000 was filed to The Malaysian Institute of Chartered Secretaries and Administrators by Vitaxel SDN BHD to increase the share capital from 1,500,000 shares to 5,000,000 shares, without any change in par value per share. This event has no impact on the consolidated financial statements because the share capital of Vitaxel SDN BHD is eliminated upon consolidation.

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

We are a global direct selling, multi-level marketing (“MLM”) company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce. Through Vionmall, which went live in January 2016 for Vitaxel members and April 2016 for general public, we employ online shopping web sites for retail sales direct to consumers. We do not develop or manufacture the products and services which we offer. At September 30, 2016, all of our operations, including sales transactions, were based and completed in Malaysia although we had members in three other Asian countries. More than half of our members reside in Malaysia and approximately 21% of our members reside in Singapore. We provide our members with training which includes prospecting and closing skills, plan orientation, back-office training, network management, personal and leadership development and team-building activities.

Unlike the traditional MLM business model where most of the business model concentrates on particular products and/or services, our business model allows our members to own a sub-domain through Vionmall where they can promote their own products and services (separate from our products and services). We believe that this model is the first of its kind in Asia.

We strive to differentiate ourselves through innovation in both our product and service offerings and our sales channels. Consumers can purchase our products and services either directly from our members or directly from our online platform. Our products and services are listed on our website and customers can easily purchase them online. Our members need not carry our products physically to their customers, they only need to promote our products through word of mouth or show prospective customers our list of products online through computers or smart-phones. During the quarter ended September 30, 2016, our revenues were primarily attributable to the sale of Vitaxel product packages.

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

To create brand awareness and to keep our members fully informed as to our products and services, and policies and procedures, we designate certain members to be team leaders. Team leaders promote our membership requirements and products and services through word of mouth, home parties, private previews and training. As of September 30, 2016, we had approximately 186 team leaders, approximately 121 of which were located in Malaysia. We expect to engage at least 65 team leaders in each country in which we offer and sell our products and services. Our team leaders are independent contractors and do not receive salaries. They work on a commission basis tied to the revenue generated from product sales. The team leaders promote our products via the methods referenced above. Apart from this, they are required to assist our management to conduct surveys and research on our prospective customers and members’ needs and behaviors. To do this, the team leaders have meetings and discussions among themselves from time to time. Our obligation to the team leaders is to provide support, inform and advise as to the availability of new products, make payment (commission) on time and ensure that the team leaders understand our objective and mission so that they provide the correct message to our members and customers.

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

As of September 30, 2016, Vitaxel had approximately 5,827 members, with approximately 4,131 members in Malaysia, approximately 1,141 members in Singapore and approximately 555 members in Thailand. Vitaxel’s members include approximately 1,399 Distributors, 1,990 Supervisors, 67 Managers, 40 Directors, 1,988 Senior Directors, 158 Global Directors, 89 Sapphire Global Directors, 66 Ruby Global Directors, 14 Emerald Global Directors, 6 Diamond Global Directors and 10 Black Diamond Global Directors.

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

As of September 30, 2016, we have expanded our network member base into approximately 18 Asian countries While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

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

Results of Operations –Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following discussion should be read in conjunction with our consolidated financial statements in Item 1, Financial Statements, for the three months ended September 30, 2016 and 2015 and the related notes thereto.

Revenue

We recognized $434,890 and $897,995 revenues for the periods ended September 30, 2016 and 2015, respectively. The decrease in revenue is attributable to a decrease in our sales due to fewer customers in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended September 30, 2016 was $312,278 compared to $755,399 for the period ended September 30, 2015. The decrease is comparable to the decrease of revenue, and attributable to lower sales.

Gross Profit

Gross profit for the period ended September 30, 2016 was $122,612 compared to $142,596 for the period ended September 30, 2015. The decrease is attributable to the decrease in customers for the current period as compared to the same period last year.

Operating Expenses

For the period ended September 30, 2016, we incurred total operating expenses in the amount of $373,725, composed of selling expenses of $80 and general and administrative expenses totaling $373,645. While, for the period ended September 30, 2015, we incurred total operating expenses in the amount of $336,740, which was composed of selling expenses of $4,833 and general and administrative expenses totaling $331,907. The decrease of $4,753, or 98% for the selling expenses, along with the increase of $41,738, or 12% for the administrative expenses, caused total operating expenses to increase by $36,985, or 11%.

Results of Operations – Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following discussion should be read in conjunction with our consolidated financial statements in Item 1, Financial Statements, for the nine months ended September 30, 2016 and 2015 and the related notes thereto.

Revenue

We recognized $1,729,802 and $1,751,536 revenues for the periods ended September 30, 2016 and 2015, respectively. The decrease in revenue by 1% is primarily due to the effect of foreign currency translation, or the translation of the applicable foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The increase of revenue in functional currency, or the applicable local currency, is shown as a decrease of that in presentation currency, or U.S. dollars, due to the fluctuation of exchange rates.

Cost of Sales

Cost of sales for the period ended September 30, 2016 was $1,223,587 compared to $1,678,124 for the period ended September 30, 2015. The decrease is due to procurement cost control. Unit purchase prices decreased as procurement scale increased during the nine months ended September 30, 2016 as compared to the same period last year.

Gross Profit

Gross profit for the period ended September 30, 2016 was $506,215 compared to $73,412 for the period ended September 30, 2015. The improvement is primarily attributable to the change of commission plan since beginning of 2016 which reduced the cost of revenue. The more effective cost control was achieved by lower percentage of commission offered to the customer. That is reason why both gross profit and gross profit margin was improved even the revenue was comparable between two periods.

Operating Expenses

For the period ended September 30, 2016, we incurred total operating expenses in the amount of $1,305,543, composed of selling expenses of $1,595 and general and administrative expenses totaling $1,303,948. While, for the period ended September 30, 2015, we incurred total operating expenses in the amount of $732,230, which was composed of selling expenses of $6,739 and general and administrative expenses totaling $725,491. Despite the decrease of $5,144, or 76% for the selling expenses, the increase of $578,457, or 80% for the administrative expenses, caused total operating expenses to increase by $573,313, or 78%.

Liquidity and Capital Resources

As of September 30, 2016, we had a cash balance of $96,898. During the period ended September 30, 2016, net cash used in operating activities totaled $1,188,006. Net cash used in investing activities totaled $120,010. Net cash generated from financing activities during the period totaled $1,132,924. The resulting change in cash for the period was a decrease of $206,896, which was primarily due to cash used in inventories, commission payables, income tax payable, and purchase of property, plant and equipment.

As of September 30, 2016, we had current liabilities of $2,316,296, which was composed of amount due to related parties of $1,403,508 other payable of $611,012, commission payables of $265,687, amount due to a director of $24,201, account payable of $6,203 and tax payable of $5,685.

As of December 31, 2015, we had current liabilities of $1,523,484, which was composed of amounts due to a related party of $233,100, commission payables of $537,655, tax payable of $17,586 and accruals and other payables of $735,143.

We had net liabilities of $1,794,787 and $1,039,331 as of September 30, 2016 and December 31, 2015, respectively.

The Company has incurred losses since its inception resulting in an accumulated deficit of $2,457,285 as of September 30, 2016, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

•	our ability to raise additional funding; and

•	the results of our proposed operations.

Going Concern Consideration

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $2,457,285 as of June September 30, 2016 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2015 financial statements included in our Amendment No. 1 to our Current Report on Form 8-K filed with the SEC on May 16, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None

Contractual Obligations

Not applicable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2016 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Not applicable.

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

VITAXEL GROUP LIMITED

November 17, 2016	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer

VITAXEL GROUP LIMITED

November 17, 2016	By:	/s/ Lee Wei Boon
Lee Wei Boon, Chief Financial Officer

