Form 10-K
period 2016-12-31
Vitaxel Group Ltd
filed 2017-04-17
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31st, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 333-201365

VITAXEL GROUP LIMITED
(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+ 603 – 2143 – 2889

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $117,417,351 (computed using the closing sales price of $0.04 per share of common stock on such date). For the purposes of this calculation, shares owned by officers, directors and persons known to the registrant to own 10% or more of the outstanding voting power of the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 6, 2017, the Registrant has 5,408,754,000 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” and “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii), or (iii) above.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and services and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of our industry, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report and includes the following:

•	our relationship with, and our ability to influence the actions of, our members;

•	improper action by our employees or members in violation of applicable law;

•	adverse publicity associated with our products, services or network marketing organization, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

•	changing consumer preferences and demands;

•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our member relations and operating results;

•	the competitive nature of our business;

•	regulatory matters governing our products and services, including potential governmental or regulatory actions concerning our products and services and network marketing programs, including the direct selling market in which we operate;

•	legal challenges to our network marketing program;

•	risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third party importers, pricing and currency devaluation risks;

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

•	uncertainties relating to interpretation and enforcement of legislation governing direct selling in certain jurisdictions;

•	our inability to obtain the necessary licenses to expand our direct selling business in certain jurisdictions;

•	adverse changes in the Malaysian economy;

•	our dependence on increased penetration of existing markets; our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside service providers and manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our members; and

•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

PART I.

ITEM 1. Description of the Business

Our Company

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

On January 6, 2016, the holder (the “Majority Stockholder”) of approximately 78.43% of the voting power of outstanding shares of our common stock, par value $0.001 per share, approved by written consent, in accordance with Nevada law, Amended and Restated Articles of Incorporation (the “Restated Articles”) which, among other things (i) changed our name from “Albero, Corp.” to “Vitaxel Group Limited” (the “Name Change”) and (ii) increased our number of authorized shares of capital stock from 75,000,000 shares of common stock, par value $0.001 per share to 7,100,000,000 shares, consisting of (a) 7,000,000,000 shares of common stock, par value $0.000001 per share and (b) 100,000,000 shares of preferred stock, par value $0.000001 per share (the “Share Increase”). The Restated Articles, including the Name Change and the Share Increase, and their execution and filing were authorized by the sole member of our Board of Directors on December 21, 2015.

On January 8, 2015, we filed the Restated Articles with the Nevada Secretary of State to effectuate, among other things, the Name Change and the Share Increase.

On January 27, 2016, our Board of Directors declared a 1333-for-1 forward stock split of our outstanding common stock, par value $0.000001 per share in the form of a dividend (the “Stock Split”) with a record date of February 8, 2016 (the “Record Date”). On February 22, 2016, Financial Industry Regulatory Authority, Inc. (“FINRA”) notified us of its announcement of the payment date of the Stock Split as February 23, 2016 (the “Payment Date”). On the Payment Date, as a result of the Stock split, each holder of our common stock as of the Record Date received 1332 additional shares of our common stock for each one share owned, rounded up to the nearest whole share. All common stock share amounts referenced in this Annual Report give retroactive effect to the Stock Split.

On January 27, 2016, our Board of Directors approved a change of our fiscal year end from October 31 of each year to December 31 of each year. December 31 is also the fiscal year end for each of Vitaxel and Vionmall.

Our Current Business, Markets and Strategy

We are a global direct selling, multi-level marketing (“MLM”) company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce. Through Vionmall, which went live in January 2016 for Vitaxel members and April 2016 for general public, we employ online shopping web sites for retail sales direct to consumers. We do not develop or manufacture the products and services which we offer. Our principal offices are located in Kuala Lumpur, Malaysia. At December 31, 2016, all of our operations, including sales transactions, were based and completed in Malaysia although we had members in three other Asian countries. More than half of our members reside in Malaysia and approximately 21% of our members reside in Singapore. We provide our members with training which includes prospecting and closing skills, plan orientation, back-office training, network management, personal and leadership development and team-building activities.

Unlike the traditional MLM business model where most of the business model concentrates on particular products and/or services, our business model allows our members to own a sub-domain through Vionmall where they can promote their own products and services (separate from our products and services). We believe that this model is the first of its kind in Asia.

We strive to differentiate ourselves through innovation in both our product and service offerings and our sales channels. Consumers can purchase our products and services either directly from our members or directly from our online platform. Our products and services are listed on our website and customers can easily purchase them online. Our members need not carry our products physically to their customers, they only need to promote our products through word of mouth or show prospective customers our list of products online through computers or smart-phones. During the year ended December 31, 2016, our revenues were primarily attributable to the sale of Vitaxel product packages.

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

On August 6, 2016, we entered into a License Agreement with Vitaxel Private Limited, a limited liability entity and incorporated in Taiwan. Pursuant to this agreement, we granted Vitaxel Private Limited an exclusive, non-transferable, revocable license to use our trademarks, brands, logos or service marks to market and operate our business and commercialize our online shopping and service platforms, including but not limited to Vionmall in Taiwan. The term of this agreement is three years with a possibility of renewal for another three years. We and or our subsidiaries will have the right of first refusal to acquire Vitaxel Private Limited if its shareholders decide to dispose its assets or the company.

Vitaxel Private Limited is in charge of all initial costs of setting up its business in Taiwan. Vitaxel Private Limited shall pay us a revenue share of 70% of the net profits for every three month period. Each such royalty payment is due on the tenth day of every fourth months and shall be paid in U.S. currency and accompanied by a report of calculation of the net profits.

On August 15, 2016, we entered into a License Agreement with Vitaxel Corp (Thailand) Ltd., a limited liability entity and incorporated in Thailand, as amended on August 21, 2016 to, among other things, extend the term from three years with a three-year renewal term to 10 years with a 10-year renewal term. Pursuant to this agreement, we granted Vitaxel Corp. (Thailand) Ltd. an exclusive, non-transferable, revocable license to use our trademarks, brands, logos or service marks to market and operate our business and commercialize our online shopping and service platforms, including but not limited to our online shopping mall known as “Vionmall”, in Thailand. We and or our subsidiaries will have the right of first refusal to acquire Vitaxel Corp. (Thailand) Ltd. if its shareholders decide to dispose its assets or company. Vitaxel Corp (Thailand) Ltd. is in charge of all initial costs of setting up our business in Thailand. Vitaxel Corp (Thailand) Ltd. shall pay us a revenue share of 70% of the net profits for every three- month period. Each such royalty payment is due on the tenth day of every fourth month and shall be paid in U.S. currency and accompanied by a report of calculation of the net profits. We have the following material relationships with Vitaxel Corp (Thailand) Ltd.: (i) we own 48% of Vitaxel Corp (Thailand) Ltd’s issued and outstanding shares; (ii) our Secretary and Chairman, Lim Wee Kiat, and one of its directors, Leong Yee Ming, each own one share, or 0.00005% of Vitaxel Corp (Thailand) Ltd’s issued and outstanding shares, and hold positions on Vitaxel Corp (Thailand) Ltd’s Board of Directors; and (iii) our President, Dato Lim Hui Boon, owns 200 shares, or 1.0% of Vitaxel Corp (Thailand) Ltd’s issued and outstanding shares, and is a member of Vitaxel Corp (Thailand) Ltd.’s Board of Directors.

Our initial Vitaxel products have not generated material demand. This has resulted in marginal purchases of our existing Vitaxel products. However, following our research and surveys conducted on the preferences of our members, we have re-packaged and expanded our product packages and the method of selling these products to our members and our customers. This strategy lead to the formation of Vionmall.

With the introduction of Vionmall, our revenue component has been divided into three categories as follows:

•	Vitaxel Product packages
•	Membership fees
•	Sales from our online Vionmall products

We believe that the Malaysian and other Asian direct selling markets hold significant potential. Our results, as reported in U.S. dollars will be impacted by foreign currency fluctuations as well as global economic, political, demographic and business trends and conditions.

To create brand awareness and to keep our members fully informed as to our products and services, and policies and procedures, we designate certain members to be team leaders. Team leaders promote our membership requirements and products and services through word of mouth, home parties, private previews and training. As of December 31, 2016, we had approximately 200 team leaders, approximately 121 of which were located in Malaysia. Our team leaders are independent contractors and do not receive salaries. They work on a commission basis tied to the revenue generated from product sales. The team leaders promote our products via the methods referenced above. Apart from this, they are required to assist our management to conduct surveys and research on our prospective customers and members’ needs and behaviors. To do this, the team leaders have meetings and discussions among themselves from time to time. Our obligation to the team leaders is to provide support, inform and advise as to the availability of new products, make payment (commission) on time and ensure that the team leaders understand our objective and mission so that they provide the correct message to our members and customers.

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

As of December 31, 2016, we had approximately 6,318 members, with approximately 4,181 members in Malaysia, approximately 1,164 members in Singapore and approximately 773 members in Thailand. Vitaxel’s members include approximately 851 Distributors, 2023 Supervisors, 72 Managers, 41 Directors, 1,988 Senior Directors, 158 Global Directors, 89 Sapphire Global Directors, 66 Ruby Global Directors, 14 Emerald Global Directors, 6 Diamond Global Directors and 10 Black Diamond Global Directors.

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

As of December 31, 2016, we have expanded our network member base into approximately 18 Asian countries While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

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

Competition

The categories of travel, entertainment and lifestyle products and services are very competitive and are available through many channels including those of direct selling and the Internet. We try to differentiate ourselves from our competitors through our member focus on the consultative and educational nature of the sales process and the contact that our members have with their customers.

We are subject to competition for the recruitment of members from other network marketing organizations, including those that market similar products and services as well as other types of products and services. Our ability to remain competitive depends on having relevant products that meet consumer needs, a rewarding compensation plan, and a financially viable company.

As a company, we believe that the direct selling channel is an effective way to sell our products and services. We believe that the direct-selling channel is ideally suited to marketing our products and services because demand for travel, entertainment and lifestyle products and services is strengthened by ongoing personal contact and education between members and their customers. In addition, our members consume our products and services themselves, and therefore can provide first-hand testimonials about our products and services, which can serve as a powerful sales tool.

We believe our business model enables us to grow our business with moderate investment in our infrastructure and fixed costs. We incur no direct incremental cost to add a new member in our existing markets or add additional products and services to our product and service mix, and our member compensation varies directly with sales. Furthermore, we can readily increase production and distribution of our products and services as a result of having access to numerous third party relationships.

Patents and Trademarks

We have applied for registration for our major trademark, Live Better, in Malaysia (5 applications), Singapore, Brunei, Indonesia, Philippines, Thailand, Myanmar, Vietnam, China, Hong Kong, Macau, Cambodia, Laos and Taiwan. To date, all of the applications Malaysia and six other applications have been approved. We have also filed trademark registrations for our V device mark in all the countries stated above and also in the United States of America. To date, this trademark has been approved in Macau, Myanmar, Singapore and Tawaiwan and the others are pending only three are pending. We consider trademark protection to be important to our business.

Government and Industry Regulation

Many countries have either implemented new laws or made revisions to existing laws on direct selling in the last decade. Both developed and developing economies have realized the potential of the direct selling industry in light of the positive socio-economic impact of this sector – both directly and indirectly.

Along with the primary objective of regulating various fraudulent schemes, these countries have also enacted specific legislations largely self-monitored by local associations. Globally, these regulations relating to direct selling industry vary from country to country. Certain countries, including Malaysia, have enacted specific anti-pyramid laws to deal with frauds and abusive schemes, however, through specific regulations, they distinguish permissible MLM operations by direct selling companies. On the other hand, some countries primarily focus on consumer protection and strive to identify fraudulent schemes.

The substantive provisions governing direct selling businesses in various countries are founded on similar principles such as drafting a precise definition of direct selling business, pre-licensing of direct selling company, registration of direct sellers, stipulations governing activities and rewards/bonuses received by direct sellers, bans on entry fees, extensive buy-back policies and related matters.

The global level, direct selling industry self –regulates itself to maintain high levels of probity, integrity, corporate governance and consumer protection standards. Multiple direct selling companies from across the world have also joined forces to form direct selling associations which promote ethical business practices and prescribe a detailed code of ethics for the members, its sales representatives and customers. The code of conduct is a self –regulatory standard which regulates the varying interactions across the spectrum of direct sales that often exceeds local legal requirements.

The World Federation of Direct Selling Associations (“WFDSA”) is a non-governmental, voluntary organization globally representing the direct selling industry as a Federation of 60 national Direct Selling Associations (“DSA’s”) and one regional DSA – Federation of European DSA (Seldia). The “World Selling Code of Conduct” (‘the Code’) was published by the WFDSA for National DSA members. This Code establishes a standard framework for interaction between direct selling member companies, their direct sellers and consumers. The Code is a constantly evolving cornerstone of the direct selling industry’s commitment to ethical business practices and customer service. It is a mechanism that helps ensure that independent salespeople and customers are treated fairly and respectfully.

In order for a DSA to become a member of WFDSA, it must adopt the minimum standards set forth by the Code to the extent the requirements are consistent with the law in each particular country. Every DSA member company pledges to abide by the Code’s standards and procedures as a condition of admission and continued membership in a DSA. These Code of Ethics are enforced by an independent code administrator who is not connected with any member company. The code administrator will do everything possible to ensure Code compliance and where complaints exist, has the power to decide on remedies. All member companies agree to honor the administrator’s decisions. Broadly, the Code seeks to capture various aspects of a direct selling business which need to be regulated including use of misleading testimonials, misrepresentation of actual or potential earning claims or use of any exploitative and deceptive recruitment practices.

The entire Code has been classified into three sections containing regulations in respect of:

•	Conduct for the Protection of Consumers
•	Conduct Between Companies and Direct Sellers
•	Conduct Between Companies.

Further, to help ensure legal compliance, the Code provides that new memberships should not be subject to significant monetary commitment either by way of entrance fees, training fees, purchases of sales kits or inventory loading. The companies take responsibility for consumer protection through provision of accurate information, product warranty and buyback offers. It ensures that member companies implement adequate mechanisms to address customer complaints with respect to their products and/or its sales representatives.

The Code is a self-regulation and not a law, therefore, does not restate all legal obligations. Compliance with local laws pertaining to direct selling by National DSA’s is a condition of acceptance by or continuance of membership in DSA. The Code also has a provision for an extra-territorial effect wherein every national DSA pledges that it will require each member to comply with the WFDSA World Codes of Conduct for Direct Selling with regard to direct selling activities outside of its home country, unless those activities are under the jurisdiction of Codes of Conduct of another country’s DSA to which the member also belongs.

Malaysia is a member of the WFDSA and has drafted a standard code of ethics for companies engaged in direct selling activities.

Regulations in Malaysia

In 1978, the Direct Selling Association of Malaysia was founded to promote the direct selling industry on a national and international level, as well as act as the de facto voice of the industry. Malaysia’s strong belief in business without borders and that direct selling is a source of empowerment of people across the globe, led to the enactment of an extensive legal regime governing business activities of direct selling companies in the form of the Direct Sales Act, 1993.

Over the years, the success of direct selling companies in Malaysia was accompanied by the rise of fraudulent activities such as pyramid and Ponzi schemes. In 2011, Malaysia amended the existing statute to rename it as the ‘Direct Sales and Anti-Pyramid Scheme Act (the “DSAPSA”). The key objectives of amending the existing law were to incorporate specific provisions governing sales achieved through electronic medium and regulations on legitimate multilevel marketing.

The DSAPSA provides for:

•	Licensing of direct sales activities for the protection of the consumer’s rights and interest;
•	Promotion and regulation of the growth and development of ethical direct sales activities; and
•	Prohibition of all activities involving pyramid schemes, chain distribution schemes or other similar schemes.

All door-to door sales and mail order selling (including selling by telephone) in Malaysia are subject to the DSAPSA which sets forth the conditions under which business may be conducted, defines requirements of direct sales contracts, identifies conditions under which licenses may not be granted or revoked and the punishment for fraud. The DSAPSA also provides for a cooling-off period of 10 days after the date of making a direct sales contract. The regulating authority is the ministry of Domestic Trade and Consumers Affairs.

The DSAPSA also stipulates that any person negotiating a door-to door sale will have to produce an identification card and authority card. This protects consumers from fraudulent schemes. In Malaysia, direct sellers are treated as independent contractors. The following types of marketing plans are presently covered under the provisions of the DSAPSA:

•	Door-to-door sales (Multilevel marketing plan/ Single marketing plan)
•	Mail Order sales
•	Sales through electronic transactions.

There is no prohibition on the sales of specific products. However, direct selling companies wanting to introduce new products must seek prior approval from the relevant authority before distributing the products. Also, all health products must be registered with the Drug Control Authority, Ministry of Health, before they can be sold through this mode.

The Direct Selling Association of Malaysia (“DSAM”)

The DSAM functions at the societal level to create and maintain an environment that is conductive to the growth and stability of the direct selling industry in Malaysia. Established in 1978 as a national trade association, it is led by a President and Vice-President and 7 committee members, all of whom are elected by member companies. In addition to the cooperation extended by member companies, the DSAM works closely with the Ministry of Domestic Trade, Co-operatives & Consumerism, Ministry of Finance, Ministry of Health, other government bodies and trade associations to achieve common goals. The DSAM Code of Conduct is an example of self-regulation. It is a strict and effective code of conduct implemented worldwide, and endorsed by the Ministry of Domestic Trade, Cooperatives & Consumerism.

Research and Development Activities

Other than time spent researching our business and proposed markets, the not spent any funds on research and development activities to date. In the event opportunities arise from our operations, we may elect to initiate research and development activities, but we have no plans for any activities to date.

Environmental Laws

Our operations are not subject to any environmental laws.

Employees

As of December 31, 2016, we have 29 full time employees, all of which are located in Malaysia. These numbers do not include our members, who are independent contractors. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Corporate Information

Our principal executive office is located at Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia and our telephone number is 603-2143-2889. Our website is www.vitaxel.com. Information provided on, or accessible through, our website, however, is not part of this report and is not incorporated herein.

ITEM 1A. Risk Factors

Not applicable for smaller reporting companies.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are currently located at Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia, where the Company leases approximately 8,420 square feet at a monthly rental of RM7,000 (approximately US$1,597). We have other office leases as follows:

Property Address	Square Feet	Monthly Rent
Unit No 108, Bangunan Cheong Wing Chan, No 41-51, Jalan Maharajalela, Kuala Lumpur, Malaysia	780	RM1,560 (approximately US$356)
No 16B, Jalan Yeop Abdul Rani, 30300 Ipoh, Perak, Malaysia	3,150	RM1,400 (approximately US$319)
No 34-A, Jalan Gaya 25, Taman, Gaya, 81800 Ulu Tiram, Johor, Malaysia	1,200	RM1,200 (approximately US$274)
No 31 & 33, Ground & Mezzanine Floor, Wisma Malaysia-Beijing, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia	9,170	RM14,000 (approximately US$3,194)

We believe our facilities are adequate for our current needs.

We do not own any real property.

ITEM 3. Legal Proceedings

We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently eligible for quotation and trades on the OTC Markets under the symbol “VXEL.” The quotation of our common stock under this symbol began on January 19, 2016. Prior to such date our common stock no public market currently existed for our shares of our common stock.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. The last reported sales price of our common stock on the OTC Markets on April 7, 2017 was $0.01per share.

	High		Low
Year ended December 31, 2015
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A
Year ended December 31, 2016
First Quarter (from January 19, 2016)		$0.75		$0.01
Second Quarter		$0.04		$0.02
Third Quarter		$0.05		$0.02
Fourth Quarter		$0.06		$0.01

Number of Holders

As of April 6, 2017 the Company has 5,408,754,000 shares issued and outstanding of common capital stock of the Company by approximately 1,534 stockholders of record and no shares of preferred.

Dividends

As previously reported in a Current Report on Form 8-K filed with the SEC on January 29, 2016 and February 29, 2016, on January 27, 2016, which Current Reports are hereby incorporated by reference in its entirety, our board of directors declared a 1333-for-1 forward stock split of the Company’s outstanding common stock, par value $0.000001 per share (the “Common Stock”) in the form of a dividend (the “Stock Split”) with a record date of February 8, 2016 (the “Record Date”). On February 22, 2016, FINRA notified us of its announcement of the payment date of the Stock Split as February 23, 2016 (the “Payment Date”) and ex-dividend date as February 24, 2016 (the “Ex-Dividend Date”). On the Payment Date, as a result of the Stock Split, each holder of the Company’s Common Stock as of the Record Date received 1332 additional shares of our Common Stock for each one share owned, rounded up to the nearest whole share. As of the Ex-Dividend Date, our Common Stock began trading on a post-split adjusted basis.

Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities authorized for issuance under equity compensation plans

On January 18, 2016, our board of directors adopted, and on the same date, our stockholders holding a majority of our outstanding shares of Common Stock approved, the 2016 Equity Incentive Plan (“2016 Plan”), which reserves a total of 1,000,000,000 shares of our Common Stock for issuance under the 2016 Plan. As described below, incentive awards authorized under the 2016 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the internal Revenue Code of 1986, as amended (the “Code”). If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The number of shares of our Common Stock subject to the 2016 Plan, any number of shares subject to any numerical limit in the 2016 Plan, to the terms of any incentive award or to any combination of the foregoing, is expected to be adjusted in the event of any change in our outstanding our Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, Share Exchange, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

The compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2016 Plan. Subject to the terms of the 2016 Plan, the compensation committee or the Board has complete authority and discretion to determine the terms upon which awards may be granted under the 2016 Plan.

Grants

The 2016 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

•	Options granted under the 2016 Plan entitle the grantee, upon exercise, to purchase up to a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our Common Stock covered by an option generally cannot be less than the fair market value of our Common Stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our Common Stock on the date of grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2016 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of our Common Stock to be awarded (subject to the aggregate limit established under the 2016 Plan upon the number of shares of our Common Stock that may be awarded or sold under the 2016 Plan) and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of our Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our Common Stock on the date of exercise of the SAR and the market price of a share of our Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2016 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the 2016 Plan would terminate ten years after it is adopted.

As of the date hereof, 310,029,000 shares of Restricted Stock (as defined in the 2016 Plan) have been issued under the 2016 Plan.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. Selected Financial Data

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

As a result of the Share Exchange and the change in our business and operations, from engaging in the horse breeding business to the business of a global direct selling, multi-level marketing company offering travel, entertainment, lifestyle and other products and services, a discussion of the past financial results of Vitaxel Group Limited is not pertinent, and under generally accepted accounting principles in the United States the historical financial results of VXEL, the accounting acquirers, prior to the Share Exchange are considered the historical financial results of the Company.

The following discussion highlights Vitaxel Group Limited’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the financial condition and results of operations presented herein. The following discussion and analysis is based on Vitaxel Group Limited’s audited financial statements contained in this report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

Overview

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of VXEL for the fiscal years ended December 31, 2016 and 2015 and the related notes thereto.

For the year ended December 31, 2016 compared to December 31, 2015

Revenue

We recognized revenue of $1,865,789 and $2,780,021 for the years ended December 31, 2016 and 2015 respectively. The decrease in revenue for the year ended December 31, 2016 was attributable to a decrease in our sales due to fewer customers in 2016 compared to 2015.

Cost of Sales

Cost of sales for the year ended December 31, 2016 was $1,226,851 compared to $2,686,232 for the year ended December 31, 2015. The decrease for the year ended December 31, 2016 was due to the decrease of revenue and procurement cost control. Unit purchase prices decreased as procurement scale increased during 2016 as compared to 2015.

Gross Profit

Gross profit for the year ended December 31, 2016 was $638,938, compared to $93,789 for the year ended December 31, 2015. The improvement was primarily attributable to the change of commission plan since beginning of 2016 which reduced the cost of revenue. The more effective cost control was achieved by lower percentage of commission offered to the customer.

Operating Expenses

For the year ended December 31, 2016, we incurred total operating expenses in the amount of $1,666,089, composed of selling expenses of $2,152 and general and administrative expenses totaling $1,663,937. While, for the year ended December 31, 2015, we incurred total operating expenses in the amount of $779,820, which was composed of selling expenses of $6,319 and general and administrative expenses totaling $773,501. Despite the decrease of $4,167, or 65.94% for the selling expenses, the increase of $890,436, or 115.12% for the administrative expenses, caused total operating expenses to increase by $886,269, or 113.65%.

Liquidity and Capital Resources

As of December 31, 2016, we had a cash balance of $105,432. During the year ended December 31, 2016, net cash used in operating activities totaled $814,827. Net cash used in investing activities totaled $108,977. Net cash generated from financing activities during the period totaled $678,358. The resulting change in cash for the period was a decrease of $198,362, which was primarily due to cash used in other payable, commission payables and purchase of property, plant and equipment.

As of December 31, 2015, we had a cash balance of $303,794. During the year ended December 31, 2015, net cash generated from operating activities totaled $757,876. Net cash used in investing activities totaled $84,595. Net cash used in financing activities during the period totaled $555,483. The resulting change in cash for the period was an increase of $274,570, which was primarily due to cash from related parties, commission payables, and other payables.

As of December 31, 2016, we had current liabilities of $1,482,111, which was composed of amount due to related parties of $632,239, amount due to an associated company of $279,219, other payable of $446,487, commission payables of $115,915 and account payable of $8,251.

As of December 31, 2015, we had current liabilities of $1,523,484, which was composed of amounts due to a related party of $233,100, commission payables of $537,655, tax payable of $17,586 and accruals and other payables of $735,143.

We had net liabilities of $1,066,596 and $1,039,331 as of December 31, 2016 and December 31, 2015, respectively.

We have incurred losses since its inception resulting in an accumulated deficit of $2,639,138 as of December 31, 2016, and further losses are anticipated in the development of its business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to our ability to raise additional funding and the results of our proposed operations.

Going Concern Consideration

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2016, the Company reported a net loss of $905,505 and working capital deficit of $1,261,265. The Company had an accumulated deficit of $2,639,138 as of December 31, 2016 due to the fact that the Company incurred losses during the year ended December 31, 2016.

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

Off-Balance Sheet Arrangements

We have no “off-balance sheet arrangements” (as the term is defined in Item 303(a)(4)(ii) of Regulation S-K) including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2016 financial statements included in our Amendment No. 1 to our Current Report on Form 8-K filed with the SEC on May 16, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

VITAXEL GROUP LIMITED

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Vitaxel Group Limited

We have audited the accompanying consolidated balance sheets of Vitaxel Group Limited and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the each of the years in the two-year period ended December 31, 2016. Vitaxel Group Limited’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Vitaxel Group Limited as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2016. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

Hong Kong, China

April 17, 2017

VITAXEL GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

(Stated in US Dollars)

	As of	As of
	December 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,432	$303,794
Accounts receivable	1,944	-
Prepayment	5,070	12,308
Amount due from related companies	27,082	-
Due from director	5,427	-
Inventories	53,913	9,870
Other receivables and other assets	21,978	53,324
Total Current Assets	220,846	379,296

NON-CURRENT ASSETS
Investment in associated companies	-	-

Property, plant and equipment, net	194,669	104,857
Total Non-Current Assets	194,669	104,857

TOTAL ASSETS	$415,515	$484,153

CURRENT LIABILITIES
Amounts due to related companies	$632,239	$233,100
Amounts due to an associated company	279,219	-
Commission payables	115,915	537,655
Accounts payable	8,251	-
Accruals and other payables	446,487	735,143
Tax payable	-	17,586
Total Current Liabilities	1,482,111	1,523,484

NON-CURRENT LIABILITY
Deferred tax liability	-	-
TOTAL LIABILITIES	1,482,111	1,523,484

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock par value $0.000001: 99,975,000,000 shares authorized; 5,098,725,000 and 3,999,000,000 shares issued and outstanding, respectively	5,099	3,999
Additional paid-in capital	1,340,504	510,448
Accumulated deficit	(2,639,138)	(1,733,633)
Accumulated other comprehensive income	226,939	179,855
Total Stockholders' Equity	(1,066,596)	(1,039,331)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$415,515	$484,153

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

	For the Years Ended December, 31
	2016	2015
REVENUE	$1,865,789	$2,780,021

COST OF REVENUE	(1,226,851)	(2,686,232)

GROSS PROFIT	638,938	93,789

OPERATING EXPENSES
Selling expense	(2,152)	(6,319)
General and administrative expenses	(1,663,937)	(773,501)
Total Operating Expenses	(1,666,089)	(779,820)

LOSS FROM OPERATIONS	(1,027,151)	(686,031)

INVESTMENT INCOME, NET

OTHER INCOME/(EXPENSE), NET
Other Income	189,501	-
Other Expense	(42,139)	(39,881)
Share of loss in an associated company	(25,716)	-
Total Other Income / (Expense), net	121,646	(39,881)

NET LOSS BEFORE TAXES	(905,505)	(725,912)

Income tax expense	-	-

Net loss	$(905,505)	$(725,912)

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	47,084	(156,772)

TOTAL COMPREHENSIVE (LOSS)	$(858,421)	$(569,140)
Weighted average number of common shares outstanding - basic and diluted	4,936,470,492	3,999,000,000
Net loss per share - basic and diluted	(0.00)	(0.00)

The accompanying notes are an integral part of the consolidated financial statements

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

					Accumulated
			Additional		Other	Total
	Common		Paid-in	Accumulated	comprehensive	Stockholders’
	Stock		Capital	Deficit	income (loss)	Equity
	Shares	Amount
Balance, December 31, 2014	-	$-	-	$(1,007,721)	$23,083	$(984,638)
Issuance of shares	3,999,000,000	3,999	510,448	-	-	514,447
Net loss		-	-	(725,912)	-	(725,912)
Foreign currency translation adjustment		-	-	-	156,772	156,772
Balance, December 31, 2015	3,999,000,000	$3,999	510,448	$(1,733,633)	$179,855	$(1,039,331)
Reverse merger recapitalization	1,099,725,000	1,100	(1,100)	-	-	-
Cancellation Debt		-	831,156	-	-	831,156
Net loss		-	-	(905,505)	-	(905,505)
Foreign currency translation adjustment		-	-	-	47,084	47,084
Balance, December 31, 2016	5,098,725,000	$5,099	1,340,504	$(2,639,138)	$226,939	$(1,066,596)

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(905,505)	$(725,912)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	19,165	4,962
Accounts receivable	(1,944)	-
Prepayment	7,238	(12,308)
Other receivables and other assets	25,478	(23,948)
Inventories	(44,043)	1,176
Advance from related parties	(27,082)	-
Trade creditor	8,251	-
Amount due to related parties	831,156	233,100
Due from director	441	-
Commission payables	(421,740)	537,655
Other payables and accrued expenses	(288,656)	743,151
Tax payable	(17,586)	-
Net cash (used in) generated from operating activities	(814,827)	757,876

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(108,977)	(84,595)
Net cash used in investing activities	(108,977)	(84,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by shareholders	-	23,288
Proceeds from directors	-	-
Proceeds from/ (Repayments to) stockholders	-	(578,771)
Proceeds from related parties	678,358	-
Net cash provided by (used in) financing activities	678,358	(555,483)

EFFECT OF EXCHANGE RATES ON CASH	47,084	156,772

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(198,362)	274,570

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	303,794	29,224

CASH AND CASH EQUIVALENTS AT END OF YEAR	$105,432	303,794

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS

(In U.S. dollars)

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

Vitaxel Online Mall SDN BHD ("Vionmall"), was incorporated in Malaysia on September 22, 2015. The Company is primarily in developing online shopping platforms geared to Vitaxel and its members and the third-party suppliers of products and services.

Vitaxel Singapore PTE. Ltd. (“Vitaxel Singapore”) was incorporated in Singapore on February 16, 2016.

REVERSE ACQUISITION

On January 18, 2016, the Company completed and closed a share exchange (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”) of the same date among us, Vitaxel SDN BHD, a Malaysian corporation (“Vitaxel”), the shareholders of Vitaxel, Vitaxel Online Mall SDN BHD, a Malaysian corporation (“Vionmall”) and the shareholders of Vionmall pursuant to which Vitaxel and Vionmall each became wholly owned subsidiaries of ours. In the Share Exchange, all of the outstanding shares of Vitaxel and Vionmall were converted into shares of our Common Stock.

In connection with the Share Exchange and pursuant to the Split-Off Agreement, we transferred our pre-Share Exchange assets and liabilities of our former horse breeding business to our pre-Share Exchange majority stockholder, in exchange for the surrender by him and cancellation of 3,000,000 shares of our Common Stock.

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

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the year ended December 31, 2016 and 2015, the Company did not write off any accounts receivable as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2016 and 2015, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories are stated at lower of cost or market, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods and the raw material items with large amounts, and by a category basis for low value raw material items.

Long-term investment

On April 20, 2016, the Company invested 959,800 Thai Baht or $27,539 to Vitaxel Corporation Thailand Co., Ltd., a company registered in Thailand, and hold 47.99% shares of it. The long-term investment is accounted using in equity method.

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	10 years

Computer equipment	10 years

Furniture and fixtures	10 years

Electrical & fitting	10 years

Motor vehicle	10 years

Software and website	10 years

Leasehold improvement	10 years

Revenue recognition

Product sales − The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of December 31, 2016 and 2015.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired. For the year ended December 31, 2016 and 2015, all membership fees were waived by the Company for promotion purpose.

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

Commission expense

Commission expense incurred by the Company is recognized as cost of revenue and as a liability (commission payable in the consolidated balance sheet. Commission expense is not recoverable once recognized and is expensed as incurred

Income taxes

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of December 31, 2016 and 2015.

Forward Stock split

On January 27, 2016, our Board of Directors declared a 1333-for-1 forward stock split of our outstanding common stock, par value $0.000001 per share in the form of a dividend (the “Stock Split”) with a record date of February 8, 2016 (the “Record Date”). On February 22, 2016, Financial Industry Regulatory Authority, Inc. (“FINRA”) notified us of its announcement of the payment date of the Stock Split as February 23, 2016 (the “Payment Date”). On the Payment Date, as a result of the Stock split, each holder of our common stock as of the Record Date received 1332 additional shares of our common stock for each one share owned, rounded up to the nearest whole share. All common stock share amounts referenced in this Annual Report give retroactive effect to the Stock Split.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Combined Statement of Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the year ended December 31, 2016 and 2015, there was no dilutive effect due to net loss.

Recently issued accounting pronouncements

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective fo fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2on our consolidated financial statements.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3.	GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2016, the Company reported a net loss of $905,505 and working capital deficit of $1,261,265. The Company had an accumulated deficit of $2,639,138 as of December 31, 2016 due to the fact that the Company incurred losses during the year ended December 31, 2016.

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

4.	OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

	As of December 31, 2016	As of December 31, 2015

Deposits (1)	$19,497	$45,830
Others (2)	2,481	7,494
	$21,978	$53,324

(1)	Deposits represented payments for rental and utilities..

(2)	Others mainly consists other miscellaneous payments.

5.	LONG-TERM INVESTMENT

On April 20, 2016, the Company invested 959,800 Thai Baht or $27,539 to Vitaxel Corp. (Thailand) Ltd.,  a company registered in Thailand, and hold 47.99% shares of it. The long-term investment is accounted using the equity method.

Long-term investment consists of the following:

	As of December 31, 2016	As of December 31, 2015

Long-term investment – In an associated company	$27,539	$-
Long-term investment – share of loss in investment in an associated comompany	(25,716)	-
Foreign currency translation adjustment	(1,823)	-
	$-	$-

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	As of December 31, 2016	As of December 31, 2015

Office equipment	$30,476	$19,160
Computer equipment	61,516	29,945
Furniture and fittings	7,131	12,238
Electrical & fitting	337	-
Motor vehicle	15,315	-
Software and website	7,544	-
Renovations	98,167	50,166
	220,486	111,509

Less: Accumulated depreciation	(25,817)	(6,652)

Balance at end of year	$194,669	$104,857

Depreciation expenses charged to the statements of operations for the year ended December 31, 2016 and 2015 were $19,165 and $4,962 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of December 31, 2016	As of December 31, 2015

Provisions and accruals	$21,243	$594,492
Others	425,244	140,651
Balance at end of year	$446,487	$735,143

8.	INCOME TAX

Provision for income taxes consisted of the following:

For the year ended
	December 31, 2016	December 31, 2015

Current:
Provision for Malaysian income tax	$-	$-
Provision for Singaporean income tax
Provision for U.S. income tax	-	-
Deferred:
Provision for Malaysian income tax	-	-
Provision for Singaporean income tax	-	-
Provision for U.S. income tax	-	-
	$-	$-

Malaysia

The Company’s two main operating subsidiaries, Vitaxel SDN BHD and Vitaxel Online Mall SDN BHD are companies incorporated in Malaysia. They recorded a loss before income tax of $680,391 and $725,912 for the year ended December 31, 2016 and 2015 respectively. A reconciliation of the provision for income taxes with amounts determined by applying the Malaysian income tax rate of 24% and 25% for the years ended December 31, 2016 and 2015, respectively, to income before income taxes is as follows:

	For the year ended
	December 31, 2016	December 31, 2015

Profit (loss) before income tax	$(680,391)	$(725,912)
Permanent difference	680,391	725,912
Taxable income	$-	$-
Malaysian income tax rate	24%	25%
Current tax expenses	$-	$-
Less: Valuation allowance		-
Income tax expenses	$-	$-

United States of America

Vitaxel Group Limited is a company incorporated in State of Nevada and recorded a loss before income tax of $225,114 and nil for the year ended December 31, 2016 and 2015 respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 34% for the years ended December 31, 2016 and 2015, respectively, to income before income taxes is as follows:

	For the year ended
	December 31, 2016	December 31, 2015

Profit (loss) before income tax	$(225,114)	$-
Permanent difference	225,114	-
Taxable income	$-	$-
Malaysian income tax rate	34%	34%
Current tax expenses	$-	$-
Less: Valuation allowance		-
Income tax expenses	$-	$-

Singapore

Vitaxel Singapore PTE. Ltd. is a company incorporated in Singapore and is subject to a statutory income tax rate of 8.5% on corporate profits up to SGD300,000 and 17% above SGD300,000. No provision for income tax is required due to the company not having any income or losses for the years ended December 31, 2016 and 2015.

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2016 and 2015.

9.	AMOUNTS DUE TO AN ASSOCIATED COMPANY

	As of December 31, 2016	As of December 31, 2015
Amounts due to an associated company
Vitaxel Corp.(Thailand) Ltd.	$279,219	$-

10.	RELATED PARTY TRANSACTIONS

As of December 31, 2016 and 2015, the amount of due from a related party, Beedo SDN BHD, was $22,399 and nil respectively. Beedo SDN BHD was a subsidiary of related company Ho Wah Genting Group SDN BHD from June 25, 2015 to August 12, 2016.

As of December 31, 2016 and 2015, the amount of due from director, LIM WEE KIAT, was $1,482 and $5,638 respectively. These amounts were unsecured, interest-free and repayable on demand.

As of December 31, 2016 and 2015, the amount due from Leong Yee Ming was $3,945 and $230, respectively. These amounts were unsecured, interest-free and repayable on demand.

As of December 31, 2016 and 2015, the amount of due to a related party, Ho Wah Genting Group Sdn Bhd, was $607,918 and $233,100 respectively. The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Sdn Bhd.

The amount due to Ho Wah Genting Holiday Sdn Bhd was $8,807 as of December 31, 2016 and $nil as of December 31, 2015. A former director of the Company, Lim Chun Hoo, is also a director of Ho Wah Genting Holiday Sdn Bhd. On March 31, 2017, Lim Chun Hoo resigned from the Company.

The amount due to Genting Highlands Taxi Services SDN BHD was $16,234 and $nil respectively as of December 31, 2016 and 2015. A director of the Company, Lim Wee Kiat, is also a director of Genting Highlands Taxi Services SDN BHD.

The amount due to the Company’s associated company, Vitaxel Corp. (Thailand) Ltd., was $279,219 as of December 31, 2016 and $nil as of December 31, 2015.

The Company recognized an expense of $110,439 and $nil pertaining for event, traveling and accommodation expenses during the year ended December 31, 2016 and 2015, respectively, which was charged to its related company, Ho Wah Genting Holiday Sdn. Bhd.

The Company recognized an expense of $20,304 and $nil pertaining to rent during the year ended December 31, 2016 and 2015, respectively, which was paid to its affiliate, Ho Wah Genting Berhad. The operating lease commitment to Ho Wah Genting Berhad as of December 31, 2016 was $40,607.

The Company purchased a motor vehicle of $16,601 and $nil pertaining to the year ended December 31, 2016 and 2015, respectively, which was charged by its related company, Genting Highlands Taxi Services Sdn. Bhd.

The Company recognized an expense of $74,882 and $nil pertaining for website maintenance expense during the year ended December 31, 2016 and 2015, respectively, which was charged by its related company, Beedo Sdn. Bhd.

The Company recognized an income of $172,348 and $nil pertaining for royalties during the year ended December 31, 2016 and 2015 which was paid by its associated company, Vitaxel Corp. (Thailand) Limited.

11.	COMMITMENTS AND CONTIGENCIES

Capital Commitments

As of December 31, 2016 and 2015, Company has no capital commitments.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of December 31, 2016 are payable as follows:

Year ending December 31, 2017	85,172
Year ending December 31, 2018	24,618
Total	$109,790

Rental expense of the Company was $115,826 and $6,445 for the years ended December 31, 2016 and 2015, respectively.

12.	EARNINGS (LOSS) PER SHARE

The Company has adopted ASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended
	December 31, 2016	December 31, 2015

Net loss applicable to common shares	$(905,505)	$(725,912)

Weighted average common shares outstanding (Basic)	4,936,470,492	3,999,000,000

Weighted average common shares outstanding (Diluted)	4,936,470,492	3,999,000,000

	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

13.	SUBSEQUENT EVENT

The company has evaluated the period after the balance sheet date through the day that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements except the following:

On January 15, 2017, the Company was notified by Mr. Lee Wei Boon, a director and named executive officer, that he was resigning as a director and as Chief Financial Officer and Treasurer of the Company, with such resignations being effective on January 15, 2017.

On March 31, 2017, Mr. Lim Chun Hoo notified the Company that he was resigning from the Board of Directors of the Company (“Board”), effective immediately. Lim Chun Hoo’s resignation was not due to any matter related to the Company’s operations, policies or practices, his experiences while serving on the Board or any disagreement with the Board or management team.

On April 3, 2017, we appointed Ng Kar Woh (“Mr. Ng”), age 37, to serve as the Chief Financial Officer of Vitaxel Group Limited (“Vitaxel” or the “Company”).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective as of April 29, 2016, the Company dismissed KLJ & Associates, LLP (“KLJ”) as our independent registered public accounting firm. Our Board of Directors approved the dismissal of KLJ on April 29, 2016. The reports of KLJ on our financial statements for the fiscal years ended October 31, 2015 and for the period November 19, 2013 (Inception) through October 31, 2014 did not contain an adverse opinion or disclaimer of opinion, and they were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included a going concern qualification. During our fiscal years ended October 31, 2015 and 2014 and the subsequent interim period preceding their dismissal, there were no disagreements with KLJ, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KLJ, would have caused them to make reference to the subject matter of the disagreement in connection with their report on our financial statements.

On April 30, 2016, the Company engaged Centurion ZD CPA Limited (“CZD”) (previously named as DCAW (CPA) Limited) as our new independent registered public accounting firm to audit the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015.

During the fiscal years ended October 31, 2015 and 2014 and the interim periods preceding their engagement, and through the date of this Report, neither we nor anyone on our behalf has previously consulted with DCAW regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided nor oral advice was provided to us that DCAW concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

This was reported in a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 12, 2016.

ITEM 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting.

Leong Yee Ming, our Chief Executive Officer, and Ng Kar Who, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
b)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control — Integrated Framework.  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of December 31, 2016, our internal control over financial reporting is not effective based on those criteria.

Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors.

Name and Address	Age	Position(s)
Lim Wee Kiat(1)	36	Chairman (Director) and Secretary
Dato Lim Hui Boon(1)	65	President
Leong Yee Ming(1)	48	Chief Executive Officer and Director
Ng Kar Woh	37	Chief Financial Officer
Kay Wong-Alafriz	41	Director
Richard Anzalone	56	Director
Lim Wai Khoong	51	Director

(1)Dato Lim Hui Boon, Lim Wee Kiat and Leong Yee Ming are members of our Operations Committee, which oversees our general day to day operations and reports to our Board of Directors. Dato Lim Hui Boon serves as Chairman of the Operations Committee.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Dato Lim Hui Boon – President

Dato Lim Hui Boon has served as our President since March 15, 2016. He is a self-made businessman who, since his early ventures into the transportation business has, over the years, expanded into various sectors including hospitality, entertainment, mining and manufacturing. He started his business in transport and travel marketing overseas customers for Genting Group. He is the founder of the Ho Wah Genting Berhad (“HWGB”) Group of Companies which includes Ho Wah Genting Berhad, Ho Wah Genting Transport & Tour SDN BHD and Ho Wah Genting Coach Manufacturing SDN BHD. Through Dato Lim Hui Boon’s leadership, HWGB was successfully listed on the Second Board of Kuala Lumpur Stock Exchange in December 1994, and later transferred to Main Board of Bursa Malaysia Securities BHD in November 2000. He was designated as the Group President to the Board of HWGB after his resignation as an Executive Director and Chairman on June 14, 2011. He is also the founder of CVM Mineral Limited, a mining and manufacturing of magnesium ingot. The company was listed on the main board of Hong Kong Stock Exchange in December 2008. He later served as a President of the company from November 2009 to February 2013. Dato Lim Hui Boon also held other directorship due to his experience. He was the Director of HWG International Singapore Limited (listed on Singapore Exchange) from 1995 to 1998 and the Director of Paragon Union Berhard (listed on Bursa Malaysia) from 1997 to 1998. He also holds positions as an Honorable Committee Member of the Kuala Lumpur and Selangor Hwee Ann Association and a member of the Kuala Lumpur and Selangor Chinese Chamber of Commerce and Industry. In May 2015, Dato’ Lim Hui Boon received an Honorary Professorship from the University of International Business and Economics, Beijing, China.

Lim Wee Kiat – Chairman of the Board of Directors and Secretary

Lim Wee Kiat has served as our Chairman of the Board of Directors and Secretary since January 18, 2016. He has more than 10 years business experience with 5 years in the area of multi-level marketing and management. He has served as a Director and as President for Vitaxel since December 2013. From June 2010 to the present, he has served as Executive Director for Ho Wah Genting Berhad in Kuala Lumpur, Malaysia (“Ho Wah Genting”), a public Malaysian corporation where his responsibilities include implementation of strategies, policies and decisions. From December 2013 to the present he has served in Kuala Lumpur, Malaysia as Vitaxel’s Chief Executive Officer. From April 2008 until March 2014 he served in Kuala Lumpur, Malaysia as Executive Director for HWG Tin Mining SDN BHD, a subsidiary of Ho Wah Genting. From June 2011 until August 2013 he served in Kuala Lumpur, Malaysia as a Non-Executive Director for Connectcounty Holdings Berhad and from February 2014 until December 2014 as its Deputy Chief Executive Officer. He is a graduate of the University of Nottingham (United Kingdom) where he received a Bachelor of Science Degree in Computing and Information Systems in 2003.

Leong Yee Ming – Chief Executive Officer and Director

Leong Yee Ming has served as our Chief Executive Officer and as a Director since January 18, 2016. He has more than 28 years of business experience in the area of multi-level marketing which has included the founding of an international multi-level marking company, acting as an independent distributor and management level experience. From November 2015 through the present, he has also served as the Chief Executive Officer for Vitaxel. From December 2013 until May 2015 he served in Hong Kong as Chief Executive Officer for Grande Life, Inc. and Grand Legacy, Inc., corporations engaged in relationship marketing and lifestyle programs which he co-founded. From February 2011 until November 2013 he was a strategic consultant for MLM Co., in Asia and the United States. From April 2009 until January 2011 he was a Pioneer Leader/1st Diamond Executive in Kuala Lumpur, Malaysia for Asia – Velocity International Inc. From May 2005 until January 2009 he was the Chief Operating Officer for Gano iTouchLife Worldwide Inc., a company which he co-founded in Singapore. From December 2002 until March 2005 he was a Pioneer Leader, International Systems Trainee and 8-Star Distributor for Tiens Health Development SDN BHD in Kuala Lumpur, Malaysia. From May 1997 until December 1999 he was the Group Retail Manager in Kuala Lumpur, Malaysia for Giraffe World (M) SDN BHD and from September 1987 until August 1989 was an Independent Distributor for Amway in Kuala Lumpur, Malaysia, on a part time basis.

Ng Kar Woh – Chief Financial Officer

Ng Kar Who has served as our Chief Financial Officer since April 3, 2017. He previously served as our Financial Controller as of February 6, 2017 and was promoted to Chief Financial Officer. Prior to working with us, Mr. Ng worked as the Senior Finance Manager of Askme Malaysia, an online e-commerce company from October 2015 to February 2017. From September 2014 to October 2015, Mr. Ng served as the Regional Finance Team Leader at Premiere Global Services, a telecommunication company. From August 2012 to September 2014, Mr. Ng served as the Finance Manager of AWT International Sdn Bhd, an Australian based oil and gas company. Mr. Ng holds a B.S. in accounting and finance from Curtin University Australia.

Kay Wong-Alfariz – Director

Kay Wong-Alfariz has served as our Director since May 15, 2016. From 2015 through the present, Kay Wong-Alafriz has served as the Senior Vice President of Operations and Finance for Mobetize Corp. (OTC-QB MPAY). From 2008 until 2015, Kay Wong-Alafriz served as a Senior Finance Executive for Asian Coast Development (Canada) Ltd. From 2005 until 2008, Kay Wong-Alafriz served as a Senior Finance Executive for Imperial Parking Corporation. From 2004 until 2005, Kay Wong-Alafriz served as a Process Transformation (Finance, Strategy and Operations) Consultant and Senior Project Director for Great Canadian Gaming Corporation and Sierra Wireless Inc. From 2001 until 2004, Kay Wong-Alafriz served as the Director of Airport Improvement Fee Programs for the Vancouver International Airport Authority. Form 1998 until 2001, Kay Wong-Alafriz served as a Subject Matter Expert for the Investigations Branch and Claims Investigation Section of Worksafe BC. From 1994 until 1998, Kay Wong-Alafriz served as a Senior Financial Analyst and Expert Witness in Financial Crimes and Methodologies for the Royal Canadian Mounted Police. Kay Wong-Alafriz presently serves or has served as a board member for Supreme Windows (Calgary) Inc., a family owned business (2015-present); Blackrock Resources Ltd / Greenpower Motor Company Inc., a publicly traded company on the Toronto Stock Exchange, TSX Venture Exchange and OTCQB (2010-2015); CVM Minerals Ltd. / Ding He Mining Holdings Ltd, a Stock Exchange of Hong Kong Limited listed company (2007-2015); Vancouver Community College Foundation Board (2006-present); and Nagacorp Ltd., a Stock Exchange of Hong Kong Limited listed company (2003-2009). Kay Wong-Alafriz has been a member of the Institute of Chartered Accountants of British Columbia (CPA) since 1994, a member of the Institute of Corporate Directors (ICD) Corporate Governance College since 2006, a member of the Association of Certified Fraud Examiners (CFE) since 1996 and a member of the Institute of Internal Auditors since 2004.

Richard Anzalone - Director

Richard Anzalone has served as our Director since April 3, 2017. He is a 26-year veteran of the Direct Sales and Network Marketing industry. He specializes in compensation plans for the industry and has developed plans for both the company and independent distributors. Since January 2017, Mr. Anzalone has served as the Global Master Distributor for Vitaxel SDN BHD, our wholly owned subsidiary. From 2013 to 2016, Mr. Anzalone worked as a distributor at various companies in the Multi-Level- Marketing industry. Since 2006, Mr. Anzalone has also served as the Chief Executive Officer of Promethean Corp., a Nevada corporation that manufactures and distributes natural, soy-based candle wax, candle making supplies and other related products.

Lim Wai Khoong - Director

Lim Wai Khoong has served as our Director since April 3, 2017. In 2016, Mr. Lim helped form Vitaxel Corporation Thailand Co., Limited, a Thailand registered company of which we own 47.99% of its current issued and outstanding shares. Since July 2016, Mr. Lim has served as its Chief Executive Officer. Mr. Lim is also a sole-proprietor and founder of Roizy Marketing, a Thai clothing manufacturing company formed in 1989 that distributes products throughout Thailand, Malaysia, Singapore, Taiwan, Philippine, and Saudi Arabia. Currently Mr. Lim’s clothing company is supplying garments to the Thai government.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” However, we believe that Kay Wong-Alafriz is an “independent” director as that term is defined in the listing standards of the NASDAQ stock market and in SEC rules.

Family Relationships.

Except for the father and son relationship between Dato Lim Hui Boon, our President, and Lim Wee Kiat our Chairman of the Board of Directors and Secretary, there are no family relationships among our directors or executive officers.

Involvement in Legal Proceedings.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Board Committees.

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert.

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. We have no separate audit committee at this time. The entire Board of Directors oversees our audits and auditing procedures. Neither of our directors is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC regulation S-K.

Compensation Committee

We have no separate compensation committee at this time. The entire Board of Directors oversees the functions which would be performed by a compensation committee.

Code of Ethics.

We do not have a code of ethics.

ITEM 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$) (2)	Option Awards (#shares)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Andriy Berezhnyy	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(CEO) (1)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Dato Lim Hui Boon	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(President) (2)(3))	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Lim Wee Kiat	2016	17,433	-0-	-0-	-0-	-0-	-0-	-0-	17,433
(Chairman and Secretary) (2)(4)	2015	16,973	-0-	-0-	-0-	-0-	-0-	-0-	16,973

Leong Yee Ming	2016	49,395	-0-	-0-	-0-	-0-	-0-	-0-	49,395
(CEO) (2)	2015	13,956	-0-	-0-	-0-	-0-	-0-	-0-	13,956

Lee Wei Boon	2016	29,056	-0-	-0-	-0-	-0-	-0-	-0-	29,056
(CFO and Treasurer) (2)(6)	2015	13,421	-0-	-0-	-0-	-0-	-0-	-0-	13,421

Lim Boon Seng	2016	23,245							23,245
(COO) (2)(6)	2015	12,730	-0-	-0-	-0-	-0-	-0-	-0-	12,730

Yee Hing Yip	2016	15,496							15,496
(Vice President - Marketing) (2)(7)	2015	22,631	-0-	-0-	-0-	-0-	-0-	-0-	22,631

(1)	On January 18, 2016, Mr. Berezhnyy resigned as our CEO and director.
(2)	Reflects compensation received from VXEL.
(3)	Dato Lim Hui Boon was appointed President as of March 15, 2016. We intended to compensate Dato Lim Hui Boon at the monthly rate of 25,000 Ringgit Malaysia (approximately US $6,070) upon his appointment. However, due to weaker performance by the Company, we made no payments to Dato Lim Hui Boon in 2016.
(4)	Lim Wee Kiat served as our President from January 18, 2016 to March 15, 2016.
(5)	On January 15, 2017, Lee Wei Boon resigned as our CFO and Treasurer.
(6)	On March 13, 2017, Lim Boon Seng resigned as our COO.
(7)	Yee Hing Yip resigned as our Vice President of Marketing on August 10, 2016.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our board of directors and stockholders, the 2016 Plan. As of the end of our last completed fiscal year, we had no outstanding equity awards. See “Description of Securities” below for more information.

Employment Agreements

On December 1, 2014 Vitaxel executed a Letter of Appointment with Yee Hing Yip pursuant to which Yee Hing Yip serves as Vitaxel’s Marketing Director at a salary of RM6,000 per month (approximately US$1,370 per month). Pursuant to the Letter of Appointment, Yee Hing Yip also receives a mobile phone allowance of RM150 per month, a parking allowance of RM150 per month and a mileage allowance. He is also eligible to receive performance based bonuses at the discretion of Vitaxel on December 31 of each year of employment. The Letter of Appointment may be terminated by either party upon one-months’ prior written notice or the payment of one-months’ salary in lieu of notice. During the term of his employment by Vitaxel, Yee Hing Yip may not engage in any employments which conflict with Vitaxel’s business or interests.

On March 24, 2015 Vitaxel executed a Letter of Appointment with Lee Wei Boon pursuant to which Lee Wei Boon has served as Vitaxel’s Finance Manager since May 5, 2015 at a salary of RM8,000 per month (approximately US$1,827 per month). The Letter of Appointment may be terminated by either party upon three-months’ prior written notice or the payment of three-months’ salary in lieu of notice. During the term of his employment by Vitaxel, Lee Wei Boon may not engage in any employments which conflict with Vitaxel’s business or interests.

On November 1, 2015 Vitaxel entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leong Yee Ming pursuant to which Leong Yee Ming provides management services. The Consulting Agreement expires July 31, 2016. Pursuant to the Consulting Agreement, Leong Yee Ming receives a monthly consulting fee of RM12,000 per month (approximately US$2,740 per month) and an expense allowance of RM2,000 per month. The Consulting Agreement may be terminated by either party by providing the other with written notice of termination not less than one month prior to the date of termination.

Effective February 5, 2015, Vitaxel executed a Letter of Appointment with Lim Boon Seng pursuant to which Lim Boon Seng serves as Vitaxel’s Global Business Development Manager at a monthly salary of RM5,000 (approximately US$1,142 per month). Mr. Lim Boon Seng is also eligible to receive performance based bonuses at the discretion of Vitaxel on December 31 of each year of employment. The Letter of Appointment may be terminated by either party upon one-months’ prior written notice or the payment of one-months’ salary in lieu of notice. During the term of his employment by Vitaxel, Lim Boon Seng may not engage in any employments which conflict with Vitaxel’s business or interests.

Since April 1, 2014, Lim Wee Kiat has served as a Director and Director of Operations for Vitaxel at a monthly salary of RM5,000 (approximately US$1,142 per month). Lim Wee Kiat also receives a monthly expense allowance of RM2,000 per month. He is eligible to receive performance based bonuses at the discretion of Vitaxel on December 31 of each year of employment. Either party may terminate the employment arrangement by providing the other with three- months’ advance written notice or the payment of three-months’ salary in lieu of notice. During the term of his employment by Vitaxel, Lim Wee Kiat may not engage in any employments which conflict with Vitaxel’s business or interests.

On October 28, 2015, Vionmall executed a Letter of Appointment with Wong Chien Nan pursuant to which Wong Chien Nan has been serving as Vionmall’s Chief Executive Officer since November 1, 2015 at a monthly salary of RM8,000 per month (approximately US$1,827 per month). Wong Chen Nan also receives gas, travel and communications allowances. The Letter of Appointment may be terminated by either party upon two months’ prior written notice or the payment of two months’ salary in lieu of notice. During the term of his employment by Vionmall, Wong Chien Nan may not engage in any employments which conflict with Vionmall’s business or interests.

None of the Company’s executive officers have employment agreements directly with the Company, although they may enter into such agreements in the future.

Director Compensation

Neither we, Vitaxel or Vionmall have compensated our directors, in their capacities as such, since our respective formations.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 6, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,408,754,000 shares of our common stock issued as of April 6, 2017. Unless otherwise indicated, the address of each stockholder listed below is c/o Vitaxel Group Limited Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 W2 Kuala Lumpur, Malaysia.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Directors and Executive Officers
Lim Wee Kiat	752,020,568	13.90%
Dato Lim Hui Boon	100,000,000	1.85%
Leong Yee Ming	199,825,000	3.69%
Ng Kar Woh	0	* %
Kay Wong-Alfariz	0	* %
Richard Anzalone	0	*
Lim Wai Khoong	4,049,083	* %

5% Stockholders:
Lim Ooi Hong(1)	445,307,046	8.23%
Lim Chun Yen(2)	1,417,425,568	26.21%

All directors and executive officers as a group (7 persons)	1,055,894,651	19.52%

* Less than one percent.

(1) Lim Ooi Hong's address is No.2A Jalan Setia Tropika u13/20B Setia Eco Park, Selangor, Shan Alam 40170, Malaysia.

(2) Lim Chun Yen's address is 792 Camenon East Tower, BIK 3B, Gasing Heights Condo, Petaling Jaya, Selangor, 46000, Malaysia.

Changes in Control.

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K, currently.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

The following, (in addition to the transaction and agreements described in “Item 11. Executive Compensation”) reflects the related party transactions since January 1, 2015 that exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for the last two completed fiscal years:

In 2015, we entered into a loan agreement with Lim Wee Kiat our Chairman and Secretary. This loan was unsecured, interest-free and repayable or demand. As of December 31, 2016 and 2015, the amount due from Lee Wee Kiat was $1,482 and $5,638, respectively.

In 2015, we entered into a loan agreement with Leong Yee Ming our Chief Executive Officer. This loan was unsecured, interest-free and repayable or demand. As of December 31, 2016 and 2015, the amount due from Leong Yee Ming was $3,945 and $230, respectively.

Our President, Dato Lim Hui Boon, is also the Group President of Ho Wah Genting Sdn Bhd. As of December 31, 2016 and 2015, we owed Ho Wah Genting Group Sdn Bhd $607,918 and $233,100 respectively, pursuant to a loan agreement. These amounts were unsecured, interest-free and repayable on demand.

Our former director, Lim Chun Hoo, is also a member of the board of directors of Ho Wah Genting Holiday Sdn Bhd. As of December 31, 2016, we owed Ho Wah Genting Holiday Sdn Bhd $8,807 pursuant to a loan agreement. We owed no amounts as of the end of December 31, 2015. These amounts were unsecured, interest-free and repayable on demand. In addition, we recognized an expense of $110,439 and nil pertaining for event, traveling and accommodation expenses during the year ended December 31, 2016 and 2015, respectively, which was charged to Ho Wah Genting Holiday Sdn. Bhd.

Our Chairman and Secretary, Lim Wee Kiat, is also on the board of directors of Genting Highlands Taxi Services SDN BHD. We owed Genting Highlands Taxi Services SDN BHD $16,234 and $nil respectively as of December 31, 2016 and 2015 pursuant to a loan agreement. In addition, we purchased a motor vehicle at expense of $16,601 in the year ended December 31, 2016, which was charged by Genting Highlands Taxi Services Sdn. Bhd.

Our Chairman and Secretary, Lim Wee Kiat, and our President, Dato Lim Hui Boon, are members of the board of directors of Vitaxel Corp. (Thailand) Ltd, of which we own 48% of its issued and outstanding shares. In addition, Lim Wee Kiat and Leong Yee Ming, our Chief Executive Officer, each own one share, or 0.00005% of Vitaxel Corp (Thailand) Ltd., and Dato Lim Hui Boon owns 200 shares, or 1.0% of Vitaxel Corp. (Thailand) Ltd. On August 15, 2016, we signed a license agreement with Vitaxel Corp. (Thailand) Ltd. Under the terms of this agreement, we granted Vitaxel Corp. (Thailand) Ltd an exclusive, non-transferable, revocable license to use our trademarks, brands, logos or service marks to market and operate our business and commercialize our online shopping and service platforms, including but not limited to our online shopping mall known as “Vionmall”, in Thailand for revenue share of 70% of the net profits for every three-month period. This license agreement was amended on August 21, 2016 to extend the term from three years with a three (3)-year renewal term to 10 years with a 10-year renewal term. Vitaxel Corp. (Thailand) Ltd paid us $172,348 for royalties during the year ended December 31, 2016. In addition, the amount due to our associated company, Vitaxel Corp. (Thailand) Ltd., was $279,219 as of December 31, 2016. These amounts were unsecured, interest-free and repayable on demand.

We recognized an expense of $20,304 and nil pertaining to rent during the year ended December 31, 2016 and 2015, respectively, which was paid to its affiliate, Ho Wah Genting Berhad. The operating lease commitment to Ho Wah Genting Berhad as of December 31, 2016 was $40,607.

We recognized an expense of $74,882 and nil pertaining for website maintenance expense during the year ended December 31, 2016 and 2015, respectively, which was charged by our related company, Beedo Sdn. Bhd.

We currently do not have a policy in place for dealing with related party matters.

Director independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” However, we believe that Kay Wong-Alafriz is an “independent” director as that term is defined in the listing standards of the NASDAQ stock market and in SEC rules.

ITEM 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2016 and December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 8-K, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $63,500 and $32,000, respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2016 and 2015, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit No.	Exhibit Description

2.1	Share Exchange Agreement, dated as of January 18, 2016, by and among the Registrant, Vitaxel SDN BHD (“VXEL”), Vitaxel Online Mall SDN BHD (“VXELOM”), the Shareholders of VXEL and the Shareholders of VXELOM (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

3.1	Articles of Incorporation of the Company (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on January 5, 2015)

3.2	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on January 8, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 11, 2016)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on January 5, 2015)

10.1	Split-Off Agreement, dated as of January 18, 2016, by and among the Registrant, Albero Enterprise Corp, and Andriy Berezhnyy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.2	General Release Agreement, dated as of January 18, 2016, by and among the Registrant, Albero Enterprise Corp, and Andriy Berezhnyy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.3†	Registrant’s 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.4†	Letter of Transfer, dated April 1, 2014 and Employment Agreement, dated April 1, 2014 between Vitaxel and Lim Wee Kiat (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.5†	Consulting Agreement, dated November 1, 2015, between Vitaxel and Leong Yee Ming (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.6†	Letter of Appointment, dated March 24, 2015, between Vitaxel and Lee Wei Boon (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.7†	Letter of Appointment, dated December 1, 2014, between Vitaxel and Yee Hing Yip (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.8†	Letter of Appointment, dated February 6, 2015, between Vitaxel and Lim Boon Seng (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.9†	Letter of Appointment, dated October 28, 2015, between Vionmall and Wong Chien Nan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.10	Travel Agency Services Contract dated November 1, 2015 between Vitaxel SDN BHD and Ho Wah Genting Holiday SDN BHD (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.11	License Agreement by and between Vitaxel Group Limited and Vitaxel Private Limited dated August 6, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2016)

10.12	License Agreement by and between Vitaxel Group Limited and Vitaxel Corp (Thailand) Ltd.dated August 15, 2016, as amended on August 21, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2016)

16.1	Letter from Li and Company PC dated November 23, 2015 to the Securities and Exchange Commission (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 23, 2015)

16.2	Letter from KLJ & Associates, LLP dated May 3, 2016 to the Securities and Exchange Commission (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 4, 2016)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Chief Executive required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive required under Section 1350 of the Exchange Act

32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAXEL GROUP LIMITED

Date: April 17, 2017	By:	/s/ Leong Yee Ming
Leong Yee Ming
Chief Executive Officer

