Form 10-Q
period 2017-03-31
Vitaxel Group Ltd
filed 2017-05-22
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2017

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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 22, 2017, the registrant has 5,408,754,000 shares of common stock outstanding.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vitaxel Group Limited

CONSOLIDATED BALANCE SHEETS

As of March 31, 2017 and December 31, 2016

(In U.S.dollars)

	As of March 31,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,421	$105,432
Accounts receivable	-	1,944
Prepayment	5,685	5,070
Amount due from related parties	27,453	27,082
Amount due to an associated company	40,957	-
Due from director	5,133	5,427
Inventories	37,331	53,913
Other receivables and other assets	40,058	21,978
Total Current Assets	247,038	220,846

NON-CURRENT ASSETS
Property, plant and equipment, net	200,618	194,669
Total Non-Current Assets	200,618	194,669

TOTAL ASSETS	$447,656	$415,515

CURRENT LIABILITIES
Amounts due to related parties	$817,877	$632,239
Amounts due to an associated company	-	279,219
Due to Director	59,617	-
Commission payables	159,417	115,915
Accounts payable	2,197	8,251
Accrued expense and other payables	610,778	446,487
Total Current Liabilities	1,649,886	1,482,111

NON-CURRENT LIABILITY
Deferred tax liability	-	-
TOTAL LIABILITIES	1,649,886	1,482,111

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock par value $0.000001: 99,975,000,000 shares authorized; 5,098,725,000 and 5,098,725,000 shares issued and outstanding, respectively	5,099	5,099
Additional paid-in capital	1,340,504	1,340,504
Accumulated deficit	(2,870,496)	(2,639,138)
Accumulated other comprehensive income	322,663	226,939
Total Stockholders' Equity	(1,202,230)	(1,066,596)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$447,656	$415,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
REVENUE	$445,178	$860,240

COST OF REVENUE	(135,589)	(555,088)

GROSS PROFIT	309,589	305,152

OPERATING EXPENSES
Selling expense	(101)	(867)
General and administrative expenses	(527,060)	(357,754)
Total Operating Expenses	(527,161)	(358,621)

LOSS FROM OPERATIONS	(217,572)	(53,469)

OTHER INCOME/(EXPENSE), NET
Other Income	10,240	56,750
Other Expense	(80)	(313)
Total Other Income / (Expense), net	10,160	56,437

INCOME/(LOSS) BEFORE TAXES	(207,412)	2,968

Income tax expense	-	-

Net Income/(Loss)	$(207,412)	$2,968

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	95,724	(105,825)

TOTAL COMPREHENSIVE (LOSS)	$(111,688)	$(102,857)

Weighted average number of common shares outstanding - basic and diluted	5,408,754,000	4,936,470,492
Net loss per share
- basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	For the Period Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207,412)	$2,968
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	6,125	5,000
Changes in operating assets and liabilities
Accounts Receivable	1,944	-
Prepayment	(615)	(1,230)
Other receivables and other assets	(15,673)	(8,339)
Inventories	16,582	(11,783)
Accounts Payable	(6,054)	-
Commission payables	43,502	124,293
Other payables and accrued expenses	93,768	298,675
Tax payable	-	24,298
Net cash (used in) generated from operating activities	(67,833)	433,882

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(12,074)	(93,048)
Net cash used in investing activities	(12,074)	(93,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from directors	59,617	25,641
(Repayments) Proceeds from related parties	(93,581)	202,797
Amount due to directors	294	-
Amount due from related parties	27,082	-
Net cash provided by (used in) financing activities	(6,588)	228,438

EFFECT OF EXCHANGE RATES ON CASH	71,484	(105,825)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,011)	463,447

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	105,432	303,794

CASH AND CASH EQUIVALENTS AT END OF YEAR	$90,421	767,241

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	-
Cash paid for income tax	$-	$-

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

Vitaxel Online Mall SBN BHD ("Vionmall"), was incorporated in Malaysia on September 22, 2016. The Company is primarily in developing online shopping platforms geared to Vitaxel and its members and the third party suppliers of products and services.

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

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information Article 8 of Regulation S-X.

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the period ended March 31, 2017 and 2016,  the Company did not write off any accounts receivable as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2017 and December 31, 2016, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories are stated at lower of cost or market, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods and the raw material items with large amounts, and by a category basis for low value raw material items.

Long-term investment

The Company’s interests in associated companies are accounted for under equity method under U.S. GAAP. Under the equity method, if the Company’s share of losses of an associated company equals or exceeds the amount of investment plus advances made by the Company, the Company ordinarily discontinues including its share of losses and the investment is reported at nil value. If the associated company subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	10 years
Furniture and fixtures	10 years
Leasehold improvement	10 years

Revenue recognition

Product sales − The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of March 31, 2017 and December 31, 2016.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 14 days cooling-off period is expired. For the period ended March 31, 2017 and 2016, all membership fees were waived by the Company for promotion purpose. Membership fees will be imposed with effect from July 1, 2017. A notice dated April 18, 2017 has been disseminated by the Company referenced 17026 elaborating the details.

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

As of March 31, 2017 and December 31, 2016, there was no such deferred revenue recorded.

Commission expense

Commission expense incurred by the Company is recognized as cost of revenue and as a liability (commission payable in the consolidated balance sheet. Commission expense is not recoverable once recognized and is expensed as incurred.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the combined financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of March 31, 2017 and December 31, 2016.

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

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Consolidated Statement of  Income and Comprehensive Income(Loss)

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the period ended March 31, 2017 and 2016, there was no dilutive effect due to net loss.

Related party transactions

A related party is generally defined as:

(i) any person that holds the Company’s securities including such person’s immediate families,

(ii) the Company’s management,

(iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv) anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recently issued accounting pronouncements

Revenue Recognition:     In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $2,870,496 as of March 31, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

	As of March 31, 2017	As of December 31, 2016
Deposits (1)	$17,591	$19,497
Others (2)	22,467	2,481
	$40,058	$21,978

(1)       Deposits represented payments for rental, utilities, and construction funds to government department.

(2)       Others mainly consists other miscellaneous payments.

5.	LONG-TERM INVESTMENT

On October 5, 2016, the Company invested 958,000 Thai Baht or $27,539 to Vitaxel Corporation Thailand Co., Ltd., a company registered in Thailand, and holds 47.99% shares of it. The long-term investment is accounted using the equity method.

Long-term investment consists of the following:

	As of March 31, 2017	As of December 31, 2016
Long-term investment -cost	$27,539	$27,539
Long-term investment -share of loss in investment in an associated company	(25,716)	(25,716)
Foreign currency translation adjustment	(1,823)	(1,823)
	$-	$-

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of March 31, 2017	As of December 31, 2016

Office equipment	$30,892	$30,476
Computer equipment	68,415	61,516
Furniture and fittings	7,293	7,131
Electrical & fitting	342	337
Motor vehicle	15,524	15,315
Software and website	10,586	7,544
Renovations	99,508	98,167
	232,560	220,486

Less: Accumulated depreciation	(31,942)	(25,817)

Balance at end of period/year	$200,618	$194,669

Depreciation expenses charged to the statements of operations for the period ended March 31, 2017 and 2016 were $6,125 and $5,000 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of March 31, 2017	As of December 31, 2016

Provisions	$22,622	$21,243
Others	588,156	425,244
Balance at end of period/year	$610,778	$446,487

8.	AMOUNT DUE TO A DIRECTOR

	As of March 31, 2017	As of December 31, 2016
Amounts due to a director
Dato’ Lim Hui Boon	$59,617	$-

9.	INCOME TAX

Provision for income taxes consisted of the following:

For the three months ended
	March 31, 2017	March 31, 2016

Current:
Provision for Malaysian income tax	$-	$-
Provision for Singaporean income tax
Provision for U.S. income tax	-	-
Deferred:
Provision for Malaysian income tax	-	-
Provision for Singaporean income tax	-	-
Provision for U.S. income tax	-	-
	$-	$-

Malaysia

The Company’s two main operating subsidiaries, Vitaxel SDN BHD and Vitaxel Online Mall SDN BHD are companies incorporated in Malaysia. They recorded a loss before income tax of $207,412 and an income $2,968 for the period ended March 31, 2017 and 2016 respectively. A reconciliation of the provision for income taxes with amounts determined by applying the Malaysian income tax rate of 24% for the period ended March 31, 2017 and 2016, respectively, to income before income taxes is as follows:

	For the period ended
	March 31, 2017	March 31, 2016

Profit (loss) before income tax	$(207,412)	$2,968
Permanent difference	207,412	-
Taxable income	$-	$2,968
Malaysian income tax rate	24%	24%
Current tax expenses	$-	$712
Less: Valuation allowance	-	712
Income tax expenses	$-	$-

United States of America

Vitaxel Group Limited is a company incorporated in State of Nevada and on consolidation of its subsidiaries accounts recorded a loss before income tax of $30,232 and $44,318 for the period ended March 31, 2017 and 2016 respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 34% for the periods ended March 31, 2017 and 2016, respectively, to income before income taxes is as follows:

	For the year ended
	March 31, 2017	March 31, 2016

Profit (loss) before income tax	$(30,232)		$(44,318)
Permanent difference	30,232		44,318
Taxable income	$-		$-
United States income tax rate	34%		34%
Current tax expenses	$-	$
Less: Valuation allowance	-		-
Income tax expenses	$-		$-

Singapore

Vitaxel Singapore PTE. Ltd. is a company incorporated in Singapore and is eligible for partial tax exemption which effectively translates to about 8.5% tax rate  on corporate profits up to SGD300,000 and 17% above SGD300,000. No provision for income tax is required due to the company not having any income or losses for the period ended March 31, 2017 and 2016.

No deferred tax has been provided as there are no material temporary differences arising during the periods ended March 31, 2017 and 2016.

10.	AMOUNT DUE FROM AN ASSOCIATE COMPANY

	As of March 31, 2017	As of December 31, 2016
Vitaxel Corporation Thailand Co., Ltd.	$40,957	$-

11.	AMOUNT DUE TO ASSOCIATED COMPANIES

	As of March 31, 2017	As of December 31, 2016
Vitaxel Corporation Thailand Co., Ltd.	$-	$279,219

12.	RELATED PARTIES TRANSACTIONS

As of March 31, 2017 and December 31, 2016, the amount of due from a related party, Beedo SDN BHD, was $22,706 and $18,062 respectively. Beedo SDN BHD was a subsidiary of related company Ho Wah Genting Group SDN BHD from June 25, 2015 to August 12, 2016.

As of March 31, 2017 and December 31, 2016, the amount of due from a related party, Ho Wah Genting Berhad, was $4,747 and $9,020 respectively.

As of March 31, 2017 and December 31, 2016, the amount of due from director, LIM WEE KIAT, was $1,000 and $1,482 respectively. These amounts were unsecured, interest-free and repayable on demand.

As of March 31, 2017 and December 31, 2016, the amount due from Leong Yee Ming was $4,133 and $3,945, respectively. These amounts were unsecured, interest-free and repayable on demand.

As of March 31, 2017 and December 31, 2016, the amount of due to a related party, Ho Wah Genting Group Sdn Bhd, was $694,140 and $18,286 respectively. The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Sdn Bhd.

The amount due to Ho Wah Genting Holiday Sdn Bhd was $0 as of March 31, 2017 and $8,807 as of December 31, 2016. A former director of the Company, Lim Chun Hoo, is also a director of Ho Wah Genting Holiday Sdn Bhd. On March 31, 2017, Lim Chun Hoo resigned from the Company.

The amount due to Genting Highlands Taxi Services SDN BHD was $16,455 and $16,234 respectively as of March 31, 2017 and December 31, 2016. A director of the Company, Lim Wee Kiat, is also a director of Genting Highlands Taxi Services SDN BHD.

The amount due to the Company’s associated company, Vitaxel Corp. (Thailand) Ltd., was $0 as of March 31, 2017 and $279,219 as of December 31, 2016.

The Company recognized an expense of $59,644 pertaining for event, traveling and accommodation expenses during the three months ended March 31, 2017, which was charged to its related company, Ho Wah Genting Holiday Sdn. Bhd.

The Company recognized an expense of rent totalling $14,239 of which $4,746 during the three months ended March 31, 2017 was paid to its affiliate, Ho Wah Genting Berhad and $9,493 was paid to Malaysia-Beijing Travel Services Sdn Bhd. The operating lease commitment to Ho Wah Genting Berhad as of December 31, 2016 was $16,272 and $37,975 to Malaysia-Beijing Travel Services Sdn Bhd. The lease commitment are disclosed in note 13 COMMITMENTS AND CONTINGENCIES below under the heading Operation Commitments.

The Company recognized an expense of $13,504 pertaining for website maintenance expense during the three months ended March 31, 2017, which was charged by its related company, Beedo Sdn. Bhd.

The Company recognized an income of $1,417 pertaining for royalties during three months ended March 31, 2017 which was paid by its associated company, Vitaxel Corp. (Thailand) Limited.

13.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company has no capital commitments.

Operation Commitments

The lease commitment to Ho Wah Genting Berhad where it is known in Malaysia as “Tenancy Agreement” has a tenure of 3 years started from January 1, 2016 and expiring on December 31, 2018 and 2 years started from December 4, 2015 to December 3, 2017 to Malaysia-Beijing Travel Services Sdn Bhd.

Year ending December 31, 2017	53,797
Year ending December 31, 2018	18,987
Total	$72,784

Rental expense of the Company was $25,244 and $34,128 for the period ended March 31, 2017 and 2016, respectively.

14.	EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the period ended
	March 31, 2017	March 31, 2016

Net loss applicable to common shares	$(207,412)	$2,968

Weighted average common shares outstanding (Basic)	5,408,754,000	4,936,470,492

	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As used in this Quarterly Report, the terms "we," "us," “Company,” and "our" mean Vitaxel Group Limited, unless otherwise indicated.

Overview; Recent Events

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

As of March 31, 2017, we had approximately 4,714 members, with approximately 3,510 members in Malaysia and approximately 954 members in Singapore. Our members include approximately 463 Distributors, 1,853 Supervisors, 30 Managers, 38 Directors, 1,988 Senior Directors, 157 Global Directors, 90 Sapphire Global Directors, 65 Ruby Global Directors, 14 Emerald Global Directors, 6 Diamond Global Directors and 10 Black Diamond Global Directors.

As of March 31, 2017, we have expanded our network member base into approximately 16 Asian countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

Results of Operations –Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following discussion should be read in conjunction with our consolidated financial statements in Item 1, Financial Statements, for the three months ended March 31, 2017 and 2016 and the related notes thereto.

Revenue

We recognized $445,178 and $860,240 revenues for the periods ended March 31, 2017 and 2016, respectively. The decrease in revenue is attributable to a decrease in our sales due to fewer customers in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended March 31, 2017 was $135,589 compared to $555,088 for the period ended March 31, 2016. The decrease is comparable to the decrease of revenue and attributable to lower sales.

Gross Profit

Gross profit for the period ended March 31, 2017 was $309,589 compared to $305,152 for the period ended March 31, 2016. The increase is attributable to the decrease in costs for the current period as compared to the same period last year.

Operating Expenses

For the period ended March 31, 2017, we incurred total operating expenses in the amount of $527,161, composed of selling expenses of $101 and general and administrative expenses totaling $527,060. Whilst, for the period ended March 31, 2016, we incurred total operating expenses in the amount of $358,621 which was composed of selling expenses of $867 and general and administrative expenses totaling $357,754. The decrease of $766 or 88% for the selling expenses, along with the increase of $169,306 or 47% for the administrative expenses, caused total operating expenses to increase by $168,540, or 47%, albeit minimally.

Liquidity and Capital Resources

As of March 31, 2017, we had a cash balance of $90,421. During the period ended March 31, 2017, net cash used in operating activities totaled $35,877. Net cash used in investing activities totaled $104,066. Net cash generated from financing activities during the period totaled $93,581. The resulting change in cash for the period was a decrease of $15,011, which was primarily due to cash used in inventories, commission payables, income tax payable, and purchase of property, plant and equipment.

As of March 31, 2017, we had current liabilities of $1,649,886, which was composed of amount due to related parties of $817,877, commission payables of $159,417, account payable of $2,197, accruals and other payable of $610,778 and amount due to a director of $59,617.

As of March 31, 2016, we had a cash balance of $767,241. During the period ended March 31, 2016, net cash generated from operating activities totaled $433,882. Net cash used in investing activities totaled $93,048. Net cash generated from financing activities during the year totaled $228,438. The resulting change in cash for the period was an increase of $463,447, which was primarily due to cash in from accruals and other payables, commission payables, amount due to a related party and amount due to a director.

As of March 31, 2017, we had current liabilities of $1,649,886, which was composed of commission payables of $159,417, accrued liabilities of $610,788, amount due to a director of $59,617 and amount due to related parties of $817,877.

As of December 31, 2016, we had current liabilities of $1,482,111, which was composed of amount due to related parties of $632,239, amount due to an associated company of $279,219, other payable of $446,487, commission payables of $115,915 and account payable of $8,251, accruals and other payable of $446,487.

We had net liabilities of $1,202,230 and $1,066,596 as of March 31, 2017 and December 31, 2016, respectively.

The Company has incurred losses since its inception resulting in an accumulated deficit of $2,870,496 as of March 31, 2017, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

•	our ability to raise additional funding; and

•	the results of our proposed operations.

Going Concern Consideration

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $2,870,496 as of March 31, 2017 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2016 financial statements included in our Amendment No. 1 to our Current Report on Form 10-K filed with the SEC on April 17, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None

Contractual Obligations

Not applicable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer, and Ng Kar Who, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2017. Based upon, and as of the date of this evaluation, Leong Yee Ming, our Chief Executive Officer, and Ng Kar Who, our Chief Financial Officer determined that our disclosure controls and procedures were not effective and reflected the following material weaknesses:

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAXEL GROUP LIMITED

May 22, 2017	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer

VITAXEL GROUP LIMITED

May 22, 2017	By:	/s/ Ng Kar Woh
Ng Kar Woh, Chief Financial Officer

