Form 10-Q
period 2017-06-30
Vitaxel Group Ltd
filed 2017-08-21
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller Reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 21, 2017, the registrant has 54,087,903 shares of common stock outstanding.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

  VITAXEL GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

As of June 30, 2017 and December 31, 2016

(Stated in US Dollars)

	As of	As of
	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,895	$105,432
Accounts receivable	—	1,944
Prepayment	21,385	5,070
Amount due from related companies	33,032	27,082
Amounts due from an associated company	117,156	—
Due from director	—	5,427
Inventories	32,699	53,913
Other receivables and other assets	51,509	21,978
Total Current Assets	280,676	220,846

NON-CURRENT ASSETS
Investment in associated companies	—	—

Property, plant and equipment, net	198,070	194,669
Total Non-Current Assets	198,070	194,669

TOTAL ASSETS	$478,746	$415,515

CURRENT LIABILITIES
Amounts due to related companies	$1,137,943	$632,239
Amounts due to an associated company	—	279,219
Commission payables	156,894	115,915
Accounts payable	—	8,251
Accruals and other payables	694,100	446,487
Total Current Liabilities	1,988,937	1,482,111

TOTAL LIABILITIES	1,988,937	1,482,111
Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 (2016: par value $0.000001: 7,000,000 shares authorized; 5,098,725,000) Preferred stock par value $0.0001: 1,000,000 shares; - shares issued and outstanding, respectively	5,099	5,099
Additional paid-in capital	1,340,504	1,340,504
Accumulated deficit	(2,697,919)	(2,639,138)
Accumulated other comprehensive income/(losses)	(157,875)	226,939
Total Stockholders’ Equity	(1,510,191)	(1,066,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,746	$415,515

The accompanying notes are an integral part of the consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE	$82,021	$435,030	$535,793	$1,294,912

COST OF REVENUE	(73,771)	(356,221)	(203,222)	(911,309)

GROSS PROFIT	8,250	78,809	332,571	383,603

OPERATING EXPENSES
Selling expense	(155)	(648)	(258)	(1,515)
General and administrative expenses	(227,549)	(572,549)	(803,890)	(930,303)
Total Operating Expenses	(227,704)	(573,197)	(804,148)	(931,818)

(LOSS)/INCOME FROM OPERATIONS	(219,454)	(494,388)	(471,577)	(548,215)

OTHER INCOME/(EXPENSE), NET
Other Income	33,188	14,879	43,630	71,629
Other Expense	(108)	(9,443)	(194)	(9,756)
Total Other Income / (Expense), net	33,080	5,436	43,436	61,873

NET INCOME SURPLUS/(LOSS) BEFORE TAXES	(186,374)	(488,952)	(428,141)	(486,342)

Income tax expense	—	—	—	—

Net loss	$(186,374)	$(488,952)	$(428,141)	$(486,342)

OTHER COMPREHENSIVE INCOME SURPLUS/ (LOSS)
Foreign currency translation adjustment	95,974	31,577	(226,939)	(74,248)

TOTAL COMPREHENSIVE INCOME/(LOSS)	$(90,400)	$(457,375)	$(655,080)	$(560,590)

Weighted average number of shares outstanding during the period – basic and diluted	54,087,903	4,936,470,492	54,087,903	4,936,470,492

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(428,141)	$(486,342)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	10,899	9,784
Changes in operating assets and liabilities
Accounts receivable	1,944	—
Prepayment	(16,315)	12,308
Other receivables and other assets	(29,531)	21,449
Deferred tax asset	—	(8,124)
Inventories	21,214	(23,190)
Trade creditor	(8,251)	2,109
Commission payables	40,979	(185,686)
Other payables and accrued expenses	247,613	296,773
Deferred tax liability	—	8,124
Tax payable	—	(8,721)
Net cash (used in) provided by operating activities	(159,589)	(361,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,617)	(105,543)
Net cash used in investing activities	(15,617)	(105,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from directors	5,427	24,845
(Decrease) in amount due to an associated company	(396,375)	—
Proceeds from related parties	499,754	431,974
Net cash provided by financing activities	108,806	456,819

EFFECT OF EXCHANGE RATES ON CASH	(14,137)	(82,728)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,537)	(92,968)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	105,432	303,794

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,895	210,825

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	—
Cash paid for income tax	$—	$—

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

Vitaxel SDN BHD (“Vitaxel”), was incorporated in Malaysia on August 10, 2012. The Company is primarily engaged in the direct selling industry utilizing a multi-level marketing model with an emphasis on travel, entertainment and lifestyle products and services.

Vitaxel Online Mall SBN BHD (“Vionmall”), was incorporated in Malaysia on September 22, 2015. The Company is primarily in developing online shopping platforms geared to Vitaxel and its members and the third party suppliers of products and services.

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

On January 18, 2016, in connection with the Share Exchange and pursuant to the Split-Off Agreement, we transferred our pre-Share Exchange assets and liabilities to our pre-Share Exchange majority stockholder, in exchange for the surrender by him and cancellation of 3,000,000 shares of our Common Stock.

As a result of the Share Exchange and Split-Off, we discontinued our pre-Share Exchange business and acquired the businesses of Vitaxel and Vionmall, and will continue the existing business operations of Vitaxel and Vionmall as a publicly-traded company under the name Vitaxel Group Limited.

In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the acquisition will be replaced with the historical financial statements of Vitaxel and Vionmall prior to the Share Exchange in all future filings with the U.S. Securities and Exchange Commission, (the “SEC”).

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

Foreign currency translation and transactions

The functional currency of the Company is the Malaysian Ringgit (“MYR”) and reporting currency of the Company is United States Dollar “USD”). The financial statements of the Company are translated into USD using the exchange rate as of the balance sheet date for assets and liabilities and average exchange rate for the year for income and expense items. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders’ equity.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the period ended June 30, 2017 and for the year ended December 31, 2016, the Company did not write off any accounts receivable as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30, 2017 and December 31, 2016, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

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

Revenue recognition

Product sales − The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of June 30, 2017 and December 31, 2016.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 14 days cooling-off period is expired. For the period ended June 30, 2017 and for the year ended December 31, 2016, all membership fees were waived by the Company for promotion purpose.

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

The consideration allocated to the redemption points issued is measured at fair value of the redemption points. It is recognized as a liability (deferred revenue) in the statement of financial position and recognized as revenue when the points are redeemed, have expired or are no longer expected to be redeemed. The amount of revenue recognized is based on the number of points that have been redeemed, relative to the number expected to redeem.

As of June 30, 2017 and December 31, 2016, there was no such deferred revenue recorded.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of June 30, 2017 and December 31, 2016.

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

Reverse Stock split

On May 25, 2017, the Board of Directors of Vitaxel Group Limited (“Vitaxel”) authorized and approved an amendment (the “Amendment”) to Vitaxel’s Amended and Restated Articles of Incorporation, which authorized a one hundred-to-one reverse stock split (the “Reverse Split”) of Vitaxel’s outstanding common stock, par value $0.000001 per share, with a record date of June 12, 2017 (the “Record Date”).

As of the effective date of the Reverse Split, every 100 outstanding shares of the Company’s common stock automatically became one share of common stock. The Company’s authorized shares of common stock were reduced in proportion to the reverse split ratio, from 7,000,000,000 shares of authorized common stock prior to the effective date to 70,000,000 shares of authorized common stock on the effective date, and from 100,000,000 shares of authorized preferred stock prior to the effective date to 1,000,000 shares of authorized preferred stock on the effective date. Additionally, as part of the Reverse Split, the par value of both the Company’s common stock and its preferred stock was increased from $0.000001 per share to $0.0001 per share. Immediately prior to the Reverse Split the Company had 5,408,754,000 common shares issued and outstanding and had approximately 54,087,540 common shares issued and outstanding immediately after the Reverse Split.

We expect that the Reverse Stock Split will (i) increase the marketability and liquidity of our common stock; (ii) address-liquidity of our common stock; (iii) address the reluctance of brokerage firms and institutional investors to recommend lower priced stocks to their clients or to hold in their own portfolios; and (iv) enable us to maintain the quotation of our common stock on the OTC Markets, Inc. QB Tier.

Separately, on May 30, 2017, the Board of Directors of Vitaxel authorized and approved a related increase in the par value of Vitaxel common stock from $0.000001 to $0.0001.

On June 13, 2017, Vitaxel received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Reverse Split at the open of business on June 15, 2017.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Combined Statement of Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the period ended June 30, 2017 and for the year ended December 31, 2016, there was no dilutive effect due to net loss.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $2,697,919 as of June 30, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

	As of June 30, 2017	As of December 31, 2016

Deposits	$45,028	$19,497
Other receivables	6,481	2,481
	51,509	21,978

(1)        Deposits represented payments for rental, utilities, and construction funds to government department.

(2)        Others mainly consists other miscellaneous payments.

5.	LONG-TERM INVESTMENT

On October 5, 2016, the Company invested 958,000 Thai Baht or $27,539 to Vitaxel Corporation Thailand Co., Ltd., a company registered in Thailand, and holds 47.99% shares of it. The long-term investment is accounted using the equity method.

Long-term investment consists of the following:

	As of June 30, 2017	As of December 31, 2016
Long-term investment -cost	$27,539	$27,539
Long-term investment -share of loss in investment in an associated company	(25,716)	(25,716)
Foreign currency translation adjustment	(1,823)	(1,823)
	$—	$—

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of June 30, 2017	As of December 31, 2016

Office equipment	$26,275	$30,476
Computer equipment	72,537	61,516
Furniture and fittings	7,514	7,131
Electrical & fitting	353	337
Motor vehicle	15,995	15,315
Software and website	10,906	7,544
Renovations	102,523	98,167
	236,103	220,486

Less: Accumulated depreciation	(38,033)	(25,817)
Balance at end of period/year	$198,070	$194,669

Depreciation expenses charged to the statements of operations for the period ended June, 2017 and December, 2016 were $10,899 (3 months $5,449) and $5,000 (3 months $1,250 and 6 months $2,500) respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of June 30, 2017	As of December 31, 2016

Provisions	$92,841	$21,243
Others	601,259	425,244
Balance at end of period/year	$694,100	$446,487

8.	RELATED PARTIES TRANSCTIONS

	As of June 30, 2017	As of December 31, 2016
Amount of due from related parties
Beedo SDN BHD	$27,895	$18,062
Ho Wah Genting Berhad	4,890	9,020
Ho Wah Genting Group Sdn Berhad	247	—
Balance at end of period/year	$33,032	$27,082

Beedo SDN BHD was a subsidiary of related company Ho Wah Genting Group SDN BHD from June 25, 2015 to August 12, 2016.

Amount of due from director
Lim Wee Kiat	$—	$1,482
Leong Yee Ming	$—	$3,945
Balance at end of period/year	$—	$5,427

Amount of due from an associated company
Vitaxel Corporation (Thailand) Limited	$117,156	$—
Balance at end of period/year	$117,156	$—

	As of June 30, 2017	As of December 31, 2016
Amount of due to related parties
Ho Wah Genting Group Sdn Berhad	$856,694	$607,918
Ho Wah Genting Holiday Sdn Bhd	3,792	8,087
Genting Highlands Taxi Services SDN BHD	16,953	16,234
Vitaxel Sdn Bhd	17,548	—
Grande Legacy Inc.	181,533	—
Dato’ Lim Hui Boon	61,423
Balance at end of period/year	$1,137,943	$632,239

As of June 30, 2017 and December 31, 2016, the amount due to the President of the Company, Dato’ Lim Hui Boon was $61,423 and $0, respectively. These amounts were unsecured, interest-free and repayable on demand.

The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Bhd.

A former director of the Company, Lim Chun Hoo, is also a director of Ho Wah Genting Holiday Sdn Bhd.

On March 31, 2017, Lim Chun Hoo resigned from the Company.

A director of the Company, Lim Wee Kiat, is also a director of Genting Highlands Taxi Services SDN BHD and of Vitaxel SDN BHD.

A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc.

The amount due to the Company’s associated company, Vitaxel Corp. (Thailand) Ltd., was $0 as of June 30, 2017 and $279,219 as of December 31, 2016.

The Company recognized an expense of $19,760 pertaining for event, traveling and accommodation expenses during the three months ended June 30, 2017, which was charged to its related company, Ho Wah Genting Holiday Sdn. Bhd.

The Company recognized an expense of rent totalling $44,532 of which $4,818 during the three months ended June 30, 2017 was paid to its affiliate, Ho Wah Genting Berhad and $9,635 was paid to Malaysia-Beijing Travel Services Sdn Bhd. The operating lease commitment to Ho Wah Genting Berhad as of June 30, 2017 was $9,635 and $19,271 to Malaysia-Beijing Travel Services Sdn Bhd. The lease commitment are disclosed in note 13 COMMITMENTS AND CONTINGENCIES below under the heading Operation Commitments.

The Company recognized an expense of $5,014 pertaining for website maintenance expense during the three months (six months $51,553) ended June 30, 2017, which was charged by its related company, Beedo Sdn. Bhd.

The Company recognized an income of $1,417 pertaining for royalties during three months ended June 30, 2017 which was paid by its associated company, Vitaxel Corp. (Thailand) Limited.

9.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company engaged a third party to develop an operation software with the total contract amount of $48,069 as of June 30, 2016.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of June 30, 2017 are payable as follows:

Year ending December 31, 2017	90,810
Year ending December 31, 2018	22,122
Total	$112,932

Rental expense of the Company was $62,722 (3 months $31,361) and $4,260 (3 months $2,130) for the periods ended June 30, 2017 and 2016, respectively.

10.	SUBSEQUENT EVENTS

On August 21, 2017 Vitaxel Sdn Bhd disposed of Vitaxel Singapore PTE. Ltd. at cost for SGD1.00. Vitaxel Singapore PTE. Ltd. has not been involved in any operations since acquisition.

On August 21, 2017, the Board of Directors of the Company appointed Mr. Lim Wee Kiat to serve as the Company’s Chief Financial Officer and principal financial officer, to serve until his successor is apointed. Mr. Lim is also currently the Chairman of the Board of the Company and Secretary.

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

As used in this Quarterly Report, the terms “we,” “us,” “Company,” and “our” mean Vitaxel Group Limited, unless otherwise indicated.

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

As of June 30, 2017, we had approximately 8,036 members, with approximately 4,113 members in Malaysia, approximately 1,426 members in Thailand, approximately 1,174 members in Singapore, approximately 662 members in the United States, approximately153 members in South Korea, approximately 82 members in China, approximately 76 members in Taiwan, approximately 63 members in Vietnam and approximately 156 members in other countries. Our members include approximately 3,524 Distributors, 2,059 Supervisors, 81 Managers, 41 Directors, 1,988 Senior Directors, 158 Global Directors, 89 Sapphire Global Directors, 66 Ruby Global Directors, 14 Emerald Global Directors, 6 Diamond Global Directors and 10 Black Diamond Global Directors.

As of June 30, 2017, we have expanded our network member base into approximately 16 Asian countries, approximately 3 North America countries and approximately 15 other countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

Results of Operations – Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following discussion should be read in conjunction with the consolidated financial statements of Vitaxel Group Limited for the three months ended June 30, 2017 and 2016 and the related notes thereto.

Revenue

We recognized $82,021 and $435,030 revenue for the period ended June 30, 2017 and 2016, respectively.

The decrease in sales in the current period was due to promotion campaign being channelled to another region with a different company in the second quarter of 2017 and hence sales differed vastly to that of the three months ended June 30, 2016.

Cost of Sales

Cost of sales for the period ended June 30, 2017 was $73,771 compared to $356,221 for the period ended June 30, 2016.

Proportionally the decrease was due to the revision of the commission plan to reduce the scale of commission and re-channelled promotion campaign

Gross Profit

Gross profit for the period ended June 30, 2017 was $8,250 compared to $78,809 for the period ended June 30, 2016. Based on the re-channelled promotion campaign and revised commission plan in the current period, the change led to a proportionate decrease in cost of sales (June 30, 2017: 75% of sales versus June 30, 2016: 82% of sales).

Operating Expenses

For the period ended June 30, 2017, we incurred total operating expenses in the amount of $227,704, composed of selling expenses of $155 and general and administrative expenses $227,549. While, for the period ended June 30, 2016, we incurred total operating expenses in the amount of $573,197, which was composed of selling expenses of $648 and general and administrative expenses $572,549. The decrease of $ 493, or 76% for the selling expenses, along with the decrease of $345,000, or 60% for the administrative expenses, caused total operating expenses to decrease by $345,493, or 60%.

Results of Operations – Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following discussion should be read in conjunction with the consolidated financial statements of Vitaxel Group Limited for the six months ended June 30, 2017 and 2016 and the related notes thereto.

Revenue

We recognized $535,793 and $1,294,912 revenue for the period ended June 30, 2017 and 2016, respectively.

The decrease in sales is due to members unable to bring in new customers in the six months ended June 30, 2017 and the rechanneled promotion of new campaign to new region and new company during the second quarter of 2017.

Cost of Sales

Cost of sales for the period ended June 30, 2017 was $203,222 compared to $911,309 for the period ended June 30, 2016.

The decrease is reflected in the proportionate decrease in sales due to the effect of standard costing allocation in conjunction with first quarter period ended March 31, 2017 revision of the commission plan to reduce the scale of commission. Whereas the higher cost of sales for period ended June 30, 2016 were due to functional currency being shown as a decrease of that in presentation currency as a result of the fluctuation of exchange rate.

Gross Profit

Gross profit for the period ended June 30, 2017 was $332,571 compared to $383,603 for the period ended June 30, 2016.

Operating Expenses

For the period ended June 30, 2017, we incurred total operating expenses in the amount of $804,148, composed of selling expenses of $258 and general and administrative expenses $803,890. While, for the period ended June 30, 2016, we incurred total operating expenses in the amount of $931,818, which was composed of selling expenses of $1,515 and general and administrative expenses $930,303.

Liquidity and Capital Resources

As of June 30, 2017, we had a cash balance of $24,895. During the period ended June 30, 2017, net cash provided by operating activities totaled $159,589. Net cash used in investing activities totaled $15,617. Net cash generated from financing activities during the period totaled $108,806. The resulting change in cash for the period was a decrease of $80,537, which was primarily due to cash used in inventories, inventory was decreased and cash was provided due to it’s decrease, commission payables, income tax payable, and purchase of property, plant and equipment.

 As of June 30, 2017, we had current liabilities of $1,988,937, which was composed of other payable of $694,100, commission payables of $156,894 and amount due to a related party of $1,137,943.

As of December 31, 2016, we had current liabilities of $1,482,111, which was composed of amounts due to a related party of $632,239, amount due to an associated company of $279,219, commission payables of $115,915, accounts payable of $8,251 and accruals and other payables of $446,487.

We had net liabilities of $1,708,261 and $1,261,265 as of June 30, 2017 and December 31, 2016, respectively.

The Company has incurred losses since its inception resulting in an accumulated deficit of $2,697,919 as of June 30, 2017, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

●	our ability to raise additional funding;

●	the results of our proposed operations.

Going Concern Consideration

Since January 2017, our operations have been funded through product revenue generated by the sale of our Vitaxel product packages and loans from related parties. During the six months ended June 30, 2017, we funded our business primarily through:

●       revenue of $535,793 generated by sales of our Vitaxel product packages,

●       a $856,694 loan with a related party, Ho Wah Genting Group Sdn Bhd, and

●       a $61,423 loan with Dato Lim Hui Boon

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. We have incurred operating losses since inception resulting in an accumulated deficit of approximately $2,697,919 as of June 30, 2017 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. We are subject to the risks and uncertainties associated with a business with limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer, and Lim Wee Kiat, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2017. Based upon, and as of the date of this evaluation, Leong Yee Ming, our Chief Executive Officer, and Lim Wee Kiat, our Chief Financial Officer determined that our disclosure controls and procedures were not effective and reflected the following material weaknesses:

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

Changes in Internal Controls

During the first half of year ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On February 26, 2016, Vitaxel Sdn Bhd acquired the entire equity holding of 1 (one) ordinary share in Vitaxel Singapore PTE. Ltd. with a consideration of SGD1.00. On August 21, 2017 Vitaxel Sdn Bhd disposed Vitaxel Singapore PTE. Ltd. at cost for SGD1.00. Vitaxel Singapore PTE. Ltd. has not been involved in any operations since acquisition.

On August 21, 2017, the Board of Directors of the Company appointed Mr. Lim Wee Kiat to serve as the Company’s Chief Financial Officer and principal financial officer, to serve until his successor is appointed. Mr. Lim is also currently the Chairman of the Board of the Company and Secretary.

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

Lim Wee Kiat is the son of Dato Lim Hui Boon, our President.

Mr. Lim will not receive any additional compensation for serving as our Chief Financial Officer.

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

VITAXEL GROUP LIMITED

August 21, 2017	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (Principal Executive Officer)

VITAXEL GROUP LIMITED

August 21, 2017	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (Principal Financial Officer)