Form 10-Q
period 2017-09-30
Vitaxel Group Ltd
filed 2017-11-14
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2017

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

There were 54,087,903 shares of the issuer’s common stock outstanding as of November 14, 2017.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

2

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vitaxel Group Limited

CONSOLIDATED BALANCE SHEETS

As of September 30, 2017 and December 31, 2016

(In U.S.dollars)

	As of September 30,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$170,478	$105,432
Accounts receivable	—	1,944
Inventories	27,417	53,913
Amount due from related companies	14,866	27,082
Amount due from an associated companies	112,119	—
Due from director	1,744	5,427
Other receivables, prepayments and other current assets	28,172	27,048
Total Current Assets	354,796	220,846

NON-CURRENT ASSETS
Investment in associated company	—	—
Property, plant and equipment, net	214,518	194,669
Total Non-Current Assets	214,518	194,669

TOTAL ASSETS	$569,314	$415,515

CURRENT LIABILITIES
Amounts due to related companies	$1,527,999	$632,239
Amounts due to an associated company	—	279,219
Commission payables	146,723	115,915
Accounts payable	8,628	8,251
Accruals and other payables	660,604	446,487
Total Current Liabilities	2,343,954	1,482,111
TOTAL LIABILITIES	2,343,954	1,482,111

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock par value $0.0001: 70,000,000 shares authorized and 54,087,903 shares outstanding	5,409	5,409
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Additional paid-in capital	1,340,194	1,340,194
Accumulated deficit	(2,983,457)	(2,639,138)
Accumulated other comprehensive (loss) / income	(136,786)	226,939
Total Stockholders’ Equity	(1,774,640)	(1,066,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,314	$415,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE	$22,069	$434,890	$557,862	$1,729,802

COST OF REVENUE	(33,533)	(312,278)	(236,755)	(1,223,587)

GROSS PROFIT	(11,464)	122,612	321,107	506,215

OPERATING EXPENSES
Selling expense	(433)	(80)	(691)	(1,595)
General and administrative expenses	(290,608)	(373,645)	(1,094,498)	(1,303,948)
Total Operating Expenses	(291,041)	(373,725)	(1,095,189)	(1,305,543)

LOSS FROM OPERATIONS	(302,505)	(251,113)	(774,082)	(799,328)

INVESTMENT INCOME, NET	—	36,412	—	36,412

OTHER INCOME/(EXPENSE), NET
Other Income	200	—	43,830	61,020
Other Expense	(24,441)	(22,609)	(24,635)	(21,756)
Total Other Income / (Expense), net	(24,241)	(22,609)	19,195	39,264

NET LOSS BEFORE TAXES	(326,746)	(237,310)	(754,887)	(723,652)

Income tax expense	—	—	—	—

Net gain/(loss)	$(326,746)	$(237,310)	$(754,887)	$(723,652)

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	214,920	74,022	(12,019)	(31,804)

TOTAL COMPREHENSIVE (LOSS)	$(111,826)	$(163,288)	$(766,906)	$(755,456)

Weighted average number of shares outstanding during the period – basic and diluted	54,087,903	49,364,705	54,087,903	49,364,705

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	For the Period Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(344,319)	$(723,652)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	19,367	15,604
Prepayment	(3,527)	(470)
Other receivables and other assets	2,403	(46,042)
Deferred tax asset	—	(7,914)
Inventories	26,496	(7,026)
Accounts receivable	1,944	—
Amount due from associate	(112,119)	—
Trade creditor	377	6,203
Amount due from related parties	12,216	(24,623)
Commission payables	30,808	(271,968)
Other payables and accrued expenses	214,117	(124,131)
Deferred tax liability	—	7,914
Tax payable	—	(11,901)
Net cash (used in) generated from operating activities	(152,237)	(1,188,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(39,216)	(115,286)
Purchase of intangible assets	—	(4,724)
Net cash used in investing activities	(39,216)	(120,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from directors	3,683	24,201
Proceeds from related parties	616,541	1,108,723
Net cash provided by (used in) financing activities	620,224	1,132,924

EFFECT OF EXCHANGE RATES ON CASH	(363,725)	(31,804)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	65,046	(206,896)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	105,432	303,794

CASH AND CASH EQUIVALENTS AT END OF YEAR	$170,478	$96,898

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

Vitaxel Singapore PTE. Ltd. (“Vitaxel Singapore”) was incorporated in Singapore on February 16, 2016. This subsidiary was disposed on August 21, 2017.

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the period ended September 30, 2017 and for the year ended December 31, 2016, the Company did not write off any accounts receivable as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of September 30, 2017 and December 31, 2016, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories are stated at lower of cost or realizable value, effective for fiscal years beginning after December 15, 2016, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods and the raw material items with large amounts, and by a category basis for low value raw material items.

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

Revenue recognition

Product sales − The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of September 30, 2017 and December 31, 2016.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 14 days cooling-off period is expired. For the period ended September 30, 2017 and for the year ended December 31, 2016, all membership fees were waived by the Company for promotion purpose.

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

As of September 30, 2017 and December 31, 2016, there was no such deferred revenue recorded.

Commission expense

Commission expense incurred by the Company is recognized as cost of revenue and as a liability commission payable in the consolidated balance sheet. Commission expense is not recoverable once recognized and is expensed as incurred.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of September 30, 2017 and December 31, 2016.

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

Reverse Stock split

On May 25, 2017, the Board of Directors authorized and approved an amendment (the “Amendment”) to Vitaxel’s Amended and Restated Articles of Incorporation, which authorized a one hundred-to-one reverse stock split (the “Reverse Split”) of Vitaxel’s outstanding common stock, par value $0.000001 per share, with a record date of June 12, 2017 (the “Record Date”).

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

We expect that the Reverse Stock Split will (i) increase the marketability and liquidity of our common stock; (ii) address - liquidity of our common stock; (iii) address the reluctance of brokerage firms and institutional investors to recommend lower priced stocks to their clients or to hold in their own portfolios; and (iv) enable us to maintain the quotation of our common stock on the OTC Markets, Inc. QB Tier.

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

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the period ended September 30, 2017 and for the year ended December 31, 2016, there was no dilutive effect due to net loss.

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

Recently issued accounting pronouncements

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company continues to assess the impact this ASU, and related subsequent updates, will have on its consolidated financial statements. As of September 30, 2017, the Company has not identified any material impact to its consolidated net income relating to this ASU.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $2,983,457 as of September 30, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENTASSETS

Other receivables and other assets consist of the following:

	As of September 30, 2017	As of December 31, 2016

Deposits (1)	$10,884	$19,497
Prepayments (2)	8,597	5,070
Others (3)	8,691	2,481
	$28,172	$27,048

(1)         Deposits represented payments for rental, utilities, and construction funds to government department.

(2)         Prepayments mainly consists of prepayment for insurance and IT related fees.

(3)         Others mainly consists other miscellaneous payments.

5.	LONG-TERM INVESTMENT

On April 20, 2016, the Company invested 958,000 Thai Baht or $27,539 to Vitaxel Corporation Thailand Co., Ltd., a company registered in Thailand, and hold 47.99% shares of it. The long-term investment is accounted using the equity method.

Long-term investment consists of the following:

	As of September 30, 2017	As of December 31, 2016

Long-term investment - In an associated company	$27,539	$27,539
Long-term investment - share of loss in investment in an associated company	(24,408)	(25,716)
Foreign currency translation adjustment	(3,131)	(1,823)
	$—	$—

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of September 30, 2017	As of December 31, 2016

Office equipment	$26,774	$30,476
Computer equipment	93,198	61,516
Furniture and fittings	7,648	7,131
Electrical & fitting	359	337
Motor vehicle	16,279	15,315
Software and website	11,100	7,544
Renovations	104,344	98,167
	259,702	220,486

Less: Accumulated depreciation	(45,184)	(25,817)

Balance at end of period/year	$214,518	$194,669

Depreciation expenses charged to the statements of operations for the period ended September 30, 2017 and September 30, 2016 were $19,367 (3 months $8,468) and $15,604 (3 months $5,820) respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of September 30, 2017	As of December 31, 2016

Provisions	$29,219	$21,243
Others (1)	631,385	425,244
Balance at end of period/year	$660,604	$446,487

(1)         Other payables mainly consist of members allocated redemption points and commission payable.

8.	RELATED PARTIES TRANSACTIONS

	As of September 30, 2017	As of December 31, 2016
Amount of due from related parties
Beedo SDN BHD (1)	$14,272	$18,062
Ho Wah Genting Berhad	—	9,020
Ho Wah Genting Group Sdn Berhad	594	—
Balance at end of period/year	$14,866	$27,082

(1) Beedo SDN BHD was a subsidiary of related company Ho Wah Genting Group SDN BHD from June 25, 2015 to August 12, 2016.

Amount of due from director
Lim Wee Kiat	$—	$1,482
Leong Yee Ming	$1,744	$3,945
Balance at end of period/year	$1,744	$5,427

Amount of due from an associated company
Vitaxel Corporation (Thailand) Limited (4)	$112,119	$—
Balance at end of period/year	$112,119	$—

Amount of due to related parties
Dato’ Lim Hui Boon (1)	$64,442	$—
Ho Wah Genting Group Sdn Berhad (2)	693,854	607,918
Ho Wah Genting Holiday Sdn Bhd (3)	2,025	8,087
Genting Highlands Taxi Services Sdn Bhd (4)	14,885	16,234
VSpark Malaysia Sdn Bhd	4,761	—
Grande Legacy Inc. (5)	748,032	—
Balance at end of period/year	$1,527,999	$632,239

(1)	As of September 30, 2017 and December 31, 2016, the amount due to the President of the Company, Dato’ Lim Hui Boon was $64,442 and $0, respectively. These amounts were unsecured, interest-free and repayable on demand.

(2)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Bhd.

(3)	A former director of the Company, Lim Chun Hoo, is also a director of Ho Wah Genting Holiday Sdn Bhd. On March 31, 2017, Lim Chun Hoo resigned from the Company.

(4)	A director of the Company, Lim Wee Kiat, is also a director of Genting Highlands Taxi Services Sdn Bhd and of Vitaxel Sdn Bhd.

(5)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc.

The amount due to the Company’s associated company, Vitaxel Corp. (Thailand) Ltd., was $0 as of September 30, 2017 and $279,219 as of December 31, 2016.

The Company recognized an expense of $127,728 pertaining for event, traveling and accommodation expenses during the three months (nine months $223,429) ended September 30, 2017, which was charged to its related company, Ho Wah Genting Holiday Sdn. Bhd.

The Company recognized an expense of rent totalling $60,790 of which $4,818 during the three months ended September 30, 2017 was paid to its affiliate, Ho Wah Genting Berhad and $14,453 was paid to Malaysia-Beijing Travel Services Sdn Bhd. The operating lease commitment to Ho Wah Genting Berhad as of September 30, 2017 was $24,088 and $14,453 to Malaysia-Beijing Travel Services Sdn Bhd. The lease commitment are disclosed in note 9 COMMITMENTS AND CONTINGENCIES below under the heading Operation Commitments.

The Company recognized an expense of $9,678 pertaining for website maintenance expense during the three months (nine months $61,231) ended September 30, 2017, which was charged by its related company, Beedo Sdn. Bhd.

9.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company engaged a third party to develop an operation software with the total contract amount of $48,069 as of September 30, 2017.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of September 30, 2017 are payable as follows:

Year ending December 31, 2017	90,810
Year ending December 31, 2018	22,122
Total	$112,932

Rental expense of the Company was $60,789 and $90,527 for the period ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, we had approximately 7,559 members, with approximately 4,096 members in Malaysia, approximately 1,943 members in Thailand, approximately 1,170 members in Singapore, approximately 121 members in the Hong Kong, approximately 82 members in China, approximately 74 members in Taiwan, approximately 47 members in Indonesia and approximately 26 members in other countries. Our members include approximately 3,092 Distributors, 2,028 Supervisors, 72 Managers, 40 Directors, 1,984 Senior Directors, 158 Global Directors, 89 Sapphire Global Directors, 66 Ruby Global Directors, 14 Emerald Global Directors, 6 Diamond Global Directors and 10 Black Diamond Global Directors.

As of September 30, 2017, we have expanded our network member base into approximately 13 Asian countries and approximately 6 other countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

Results of Operations –Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following discussion should be read in conjunction with our consolidated financial statements in Item 1, Financial Statements , for the three months ended September 30, 2017 and 2016 and the related notes thereto.

Revenue

We recognized $22,069 and $434,890 revenues for the periods ended September 30, 2017 and 2016, respectively. The decrease in revenue is attributable to a decrease in our sales due to fewer customers in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended September 30, 2017 was $33,533 compared to $312,278 for the period ended September 30, 2016. The decrease is comparable to the decrease of revenue, and attributable to higher sales.

Gross Profit

Gross profit for the period ended September 30, 2017 was $11,464 compared to $122,612 for the period ended September 30, 2016. The decrease is attributable to the decrease in customers for the current period as compared to the same period last year.

Operating Expenses

For the period ended September 30, 2017, we incurred total operating expenses in the amount of $291,041, composed of selling expenses of $433 and general and administrative expenses totaling $290,608. While, for the period ended September 30, 2016, we incurred total operating expenses in the amount of $373,725, which was composed of selling expenses of $80 and general and administrative expenses totalling $373,645. The increase of $353, or 441% for the selling expenses, along with the decrease of $83,037, or 22% for the administrative expenses, caused total operating expenses to decrease by $82,684, or 22%.

Results of Operations – Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following discussion should be read in conjunction with our consolidated financial statements in Item 1, Financial Statements , for the nine months ended September 30, 2017 and 2016 and the related notes thereto.

Revenue

We recognized $557,862 and $1,729,802 revenues for the periods ended September 30, 2017 and 2016, respectively. The decrease in revenue by 68% is primarily due to the effect of foreign currency translation, or the translation of the applicable foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The increase of revenue in functional currency, or the applicable local currency, is shown as a decrease of that in presentation currency, or U.S. dollars, due to the fluctuation of exchange rates.

Cost of Sales

Cost of sales for the period ended September 30, 2017 was $236,755 compared to $1,223,587 for the period ended September 30, 2016. The decrease is due to procurement cost control. Unit purchase prices decreased as procurement scale increased during the nine months ended September 30, 2017 as compared to the same period last year.

Gross Profit

Gross profit for the period ended September 30, 2017 was $321,107 compared to $506,215 for the period ended September 30, 2016. The improvement is primarily attributable to the change of commission plan since beginning of 2016 which reduced the cost of revenue. The more effective cost control was achieved by lower percentage of commission offered to the customer. That is reason why both gross profit and gross profit margin was improved even the revenue was comparable between two periods.

Operating Expenses

For the period ended September 30, 2017, we incurred total operating expenses in the amount of $1,095,189, composed of selling expenses of $691 and general and administrative expenses totalling $1,094,498. While, for the period ended September 30, 2016, we incurred total operating expenses in the amount of $1,305,543, which was composed of selling expenses of $1,595 and general and administrative expenses totalling $1,303,948. The decrease of $904, or 57% for the selling expenses and the decrease of $209,450, or 16% for the administrative expenses, caused total operating expenses to increase by $210,354, or 16%.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $170,478. During the period ended September 30, 2017, net cash used in operating activities totalled $152,237. Net cash used in investing activities totalled $39,216. Net cash generated from financing activities during the period totalled $620,224. The resulting change in cash for the period was a increase of $65,046, which was primarily due to cash generated from proceeds from directors and related parties.

As of September 30, 2017, we had current liabilities of $2,343,954, which was composed of amount due to related parties of $1,527,999, other payable of $660,604, commission payables of $146,723, amount due to a director of $0, account payable of $8,628 and tax payable of $0.

We had net liabilities of $1,774,640 and $1,066,596 as of September 30, 2017 and December 31, 2016, respectively.

The Company has incurred losses since its inception resulting in an accumulated deficit of $2,983,457 as of September 30, 2017, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

●	our ability to raise additional funding; and

●	the results of our proposed operations.

Going Concern Consideration

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $2,983,457 as of September 30, 2017 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2016 financial statements included in our Amendment No. 1 to our Current Report on Form 8-K filed with the SEC on April 17, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer, and Lim Wee Kiat, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2017. Based upon, and as of the date of this evaluation, Leong Yee Ming, our Chief Executive Officer, and Lim Wee Kiat, our Chief Financial Officer determined that our disclosure controls and procedures were not effective and reflected the following material weaknesses:

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

VITAXEL GROUP LIMITED

November 14, 2017	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer

VITAXEL GROUP LIMITED

November 14, 2017	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer