Form 10-K
period 2017-12-31
Vitaxel Group Ltd
filed 2018-04-17
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 000-55685

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

☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒  Yes   ☐  No

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $18,204,245 (computed using the closing sales price of $0.75 per share of common stock on such date). For the purposes of this calculation, shares owned by officers, directors and persons known to the registrant to own 10% or more of the outstanding voting power of the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 4, 2018, the Registrant has 54,087,903 shares of common stock outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and services and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of our industry, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report and includes the following:

●	our relationship with, and our ability to influence the actions of, our members;

●	improper action by our employees or members in violation of applicable law;

●	adverse publicity associated with our products, services or network marketing organization, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

●	changing consumer preferences and demands;

●	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our member relations and operating results;

●	the competitive nature of our business;

●	regulatory matters governing our products and services, including potential governmental or regulatory actions concerning our products and services and network marketing programs, including the direct selling market in which we operate;

●	legal challenges to our network marketing program;

●	risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third party importers, pricing and currency devaluation risks;

●	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

●	uncertainties relating to interpretation and enforcement of legislation governing direct selling in certain jurisdictions;

●	our inability to obtain the necessary licenses to expand our direct selling business in certain jurisdictions;

●	adverse changes in the Malaysian economy;

●	our dependence on increased penetration of existing markets; our dependence on increased penetration of existing markets;

●	contractual limitations on our ability to expand our business;

●	our reliance on our information technology infrastructure and outside service providers and manufacturers;

●	the sufficiency of trademarks and other intellectual property rights;

●	changes in tax laws, treaties or regulations, or their interpretation;

●	taxation relating to our members; and

●	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

PART I.

ITEM 1. Description of the Business

Our Company

Background

On January 18, 2016, Vitaxel Group Limited completed and closed a share exchange (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”) of the same date among us, Vitaxel SDN BHD, a Malaysian corporation (“Vitaxel”), the shareholders of Vitaxel, Vitaxel Online Mall SBN BHD, a Malaysian corporation (“Vionmall”) and the shareholders of Vionmall pursuant to which Vitaxel and Vionmall each became wholly owned subsidiaries of ours.

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

On January 8, 2016, we filed the Restated Articles with the Nevada Secretary of State to effectuate, among other things, the Name Change and the Share Increase.

On January 27, 2016, our Board of Directors declared a 1,333-for-1 forward stock split of our outstanding common stock, par value $0.000001 per share in the form of a dividend (the “Stock Split”) with a record date of February 8, 2016 (the “Record Date”). On February 22, 2016, Financial Industry Regulatory Authority, Inc. (“FINRA”) notified us of its announcement of the payment date of the Stock Split as February 23, 2016 (the “Payment Date”). On the Payment Date, as a result of the Stock split, each holder of our common stock as of the Record Date received 1,333 additional shares of our common stock for each one share owned, rounded up to the nearest whole share. All common stock share amounts referenced in this Annual Report give retroactive effect to the Stock Split.

On January 27, 2016, our Board of Directors approved a change of our fiscal year end from October 31 of each year to December 31 of each year. December 31 is also the fiscal year end for each of Vitaxel and Vionmall.

On May 25, 2017, our Board of Directors authorized and approved an amendment (the “Amendment”) to our Amended and Restated Articles of Incorporation, which authorized a one hundred-to-one reverse stock split (the “Reverse Split”) of our outstanding common stock, par value $0.000001 per share, with a record date of June 12, 2017 (the “Record Date”).

On May 30, 2017, the Board of Directors of Vitaxel authorized and approved a related increase in the par value of the Vitaxel common stock from $0.000001 to $0.0001.

On June 12, 2017, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to effect a 1:100 reverse stock split (the “Reverse Split”). The effective date of the Reverse Split will be June 15, 2017 (the “Effective Date”). On the Effective Date, every 100 outstanding shares of our common stock shall, without further action by us or the holders thereof, become one share of common stock. No fractional shares shall be issued in connection with the Reverse Split. A stockholder who would otherwise be entitled to receive a fractional share will be entitled to receive one whole share. As of the Effective Date, our authorized shares of capital stock shall be reduced in proportion to the Reverse Split ratio. Accordingly, our 7,000,000,000 shares of authorized common stock prior to the Effective Date shall become 70,000,000 shares of authorized common stock on the Effective Date, and our 100,000,000 shares of authorized preferred stock prior to the Effective Date shall become 1,000,000 shares of authorized preferred stock on the Effective Date. Additionally, as part of the Reverse Split, the par value of both our common stock and our preferred stock has been increased from $0.000001 per share to $0.0001 per share, as reflected in the Certificate of Amendment. Under Nevada law, the Reverse Split and corresponding reduction in authorized common stock and preferred stock, and increase in par value of both classes of our stock, did not require shareholder approval.

On June 13, 2017 we received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Reverse Split at the open of business on June 15, 2017. At such time, our trading symbol temporarily changed to “VXELD.” The added “D” will remain for 20 business days after which our trading symbol will revert back to “VXEL.” When the reverse stock split became effective, every one hundred shares of our pre-split issued and outstanding common stock, par value 0.000001 per share, automatically converted into one post-split share of our common stock, par value 0.0001 per share, and with a corresponding reduction of the number of shares of common stock we are authorized to issue and increase in par value. All fractional shares which would otherwise result from the reverse stock split will be rounded up. The new CUSIP number for our common stock following effectiveness of the reverse stock split will be 92849Y206.

On December 15, 2017, we entered into a Share Sale Agreement (the “Agreement”) with Lim Hui Sing and Leong Yee Ming (together, the “Sellers”) and Vitaxel Sdn. Bhd., a wholly-owned subsidiary of the Company (the “Purchaser”). Pursuant to the terms of the Agreement, at the closing for the transaction, the Sellers will sell to the Purchaser all their shares in Grande Legacy Inc., a British Virgin Islands company (“Grande Legacy”), so that the Company shall become the indirect owner of all of the issued and outstanding shares of the capital stock of Grande Legacy. In consideration for such sale, we shall issue to each of the Sellers 37,500,000 shares of our common stock.

On January 3, 2018 the parties to the Agreement executed and delivered an amendment (the “Amendment”) to the Agreement which provided that the acquisition of Grande Legacy shall close upon the completion of the financial statements of Grande Legacy being audited. The Amendment also provides that the 75,000,000 shares to be issued to the Sellers will be issued within 30 days of the shareholders of the Company authorizing the amendment to the Articles of Incorporation increasing the amount of shares that we are authorized to issue. Since the audited financial statements of Grande Legacy were delivered on January 22, 2018, the acquisition of Grande Legacy was consummated on said date.

On January 30, 2018, the Company received a joint written consent in lieu of a meeting (the “ Joint Written Consent ”) from the members of the Board of Directors and the holders of a majority of the issued shares of common stock representing approximately 60% of the voting stock of the Company. The Joint Written Consent adopted resolutions which authorized the Company to act on a proposal to amend the Articles of Incorporation of the Company from 70,000,000 to 200,000,000 shares of Common Stock of the Company.

Our Current Business, Markets and Strategy

We are a global direct selling, multi-level marketing (“MLM”) company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce. Through Vionmall, which went live in January 2016 for Vitaxel members and April 2016 for the general public, we employ online shopping web sites for retail sales direct to consumers. We do not develop or manufacture the products and services which we offer. Our principal offices are located in Kuala Lumpur, Malaysia. At December 31, 2017, all of our operations, including sales transactions, were based and completed in Malaysia although we had members in three other Asian countries. As of such date, there are approximately 52.5% members reside in Malaysia, approximately 28% members reside in Thailand, approximately 15% member reside in Singapore, and approximately 4.5% members reside in other countries. We provide our members from time-to-time with training which includes prospecting and closing skills, plan orientation, back-office training, network management, personal and leadership development and team-building activities.

Unlike the traditional MLM business model where most of the business model concentrates on particular products and/or services, our business model allows our members to own a sub-domain through Vionmall where they can promote their own products and services (separate from our products and services). We believe that this model is the first of its kind in Asia.

We strive to differentiate ourselves through innovation in both our product and service offerings and our sales channels. Consumers can purchase our products and services either directly from our members or directly from our online platform. Our products and services are listed on our website and customers can easily purchase them online. Our members need not carry our products physically to their customers, they only need to promote our products through word of mouth or show prospective customers our list of products online through computers or smart-phones. During the year ended December 31, 2017, our revenues were primarily attributable to the sale of Vitaxel product packages.

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

On January 5, 2017, we entered into a License Agreement with Grande Legacy Inc., a BVI Business Company incorporated in the British Virgin Islands. Pursuant to this agreement, we granted Grande Legacy Inc. an exclusive, non-transferable, revocable license to use our trademarks, brands, logos or service marks to market and operate our business and commercialize our online shopping and service platform, including but not limited to our online shopping mall known as “Vionmall”, in United State of America, South Korea, Japan and other part of the world that agreeable by the Company. We and or our subsidiaries will have the right of first refusal to acquire Grande Legacy Inc. if its shareholders decide to dispose its assets or company. The term of this agreement is three years with a possibility of renewal for another three years. Grande Legacy Inc. is in charge of all initial costs of setting up its business in United State of America, South Korea, Japan and other part of the world that agreeable by the Company. Grande Legacy Inc. shall pay us a revenue share of 55% of the net profits for every three-month period. Each such royalty payment is due on the tenth day of every fourth months and shall be paid in RMB currency and accompanied by a report of calculation of the net profits. We have the following material relationships with Grande Legacy Inc.: (i) our Chief Executive Officer, Leong Yee Ming owns 2 shares, or 50% of Grande Legacy Inc.’s issued and outstanding shares, and is a principal executive officer and a director Grande Legacy Inc.; & (ii) our President, Dato Lim Hui Boon’s brother Lim Hui Sing, owns 2 shares, or 50% of Grande Legacy Inc.’s issued and outstanding shares, and is a director of Grande Legacy Inc.

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

With the introduction of Vionmall in January 2016, our revenue component has been divided into three categories as follows:

●	Vitaxel Product packages
●	Membership fees
●	Sales from our online Vionmall products

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

As of December 31, 2017, we had approximately 7,802 members, with approximately 4,099 members in Malaysia, approximately 2,182 members in Thailand, approximately 1,170 members in Singapore, approximately 121 members in the Hong Kong, approximately 82 members in China, approximately 74 members in Taiwan, approximately 47 members in Indonesia and approximately 27 members in other countries. Our members include approximately 3,335 Distributors, 2,028 Supervisors, 72 Managers, 40 Directors, 1,984 Senior Directors, 158 Global Directors, 89 Sapphire Global Directors, 66 Ruby Global Directors, 14 Emerald Global Directors, 6 Diamond Global Directors and 10 Black Diamond Global Directors. The ranking has been discontinue effective from January 1, 2018, however, those that has achieved the ranks before the discontinue date are entitle to keep their rank title

As of December 31, 2017, we have a network member base of approximately 13 Asian countries and approximately 7 other countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

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

Patents and Trademarks

We have applied for registration for our major trademark, Vitaxel Live Better, in Malaysia (5 applications), Singapore, Brunei, Indonesia, Philippines, Thailand, Myanmar, Vietnam, China, Hong Kong, Macau, Cambodia, Laos and Taiwan. To date, all of the applications Malaysia and the other applications from the other 12 countries except Indonesia have been approved. We have also filed trademark registrations for our V device mark in all the countries stated above and also in the United States of America. To date, this trademark has been approved in Malaysia, Singapore, Brunei, Philippines, Myanmar, Macau, Laos and Taiwan and other countries including United States of America are pending for approval. We consider trademark protection to be important to our business.

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

The entire Code has been classified into three sections containing regulations in respect of:

●	Conduct for the Protection of Consumers
●	Conduct Between Companies and Direct Sellers
●	Conduct Between Companies.

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

The DSAPSA provides for:

●	Licensing of direct sales activities for the protection of the consumer’s rights and interest;
●	Promotion and regulation of the growth and development of ethical direct sales activities; and
●	Prohibition of all activities involving pyramid schemes, chain distribution schemes or other similar schemes.

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

The DSAPSA also stipulates that any person negotiating a door-to door sale will have to produce an identification card and authority card. This protects consumers from fraudulent schemes. In Malaysia, direct sellers are treated as independent contractors. The following types of marketing plans are presently covered under the provisions of the DSAPSA:

●	Door-to-door sales (Multilevel marketing plan/ Single marketing plan)
●	Mail Order sales
●	Sales through electronic transactions.

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

Research and Development Activities

Other than time spent researching our business and proposed markets, we have not spent any funds on research and development activities to date. In the event opportunities arise from our operations, we may elect to initiate research and development activities, but we have no plans for any activities to date.

Environmental Laws

Our operations are not subject to any environmental laws.

Employees

As of December 31, 2017, we have 17 full time employees, all of which are located in Malaysia. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are currently located at Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia, where the Company leases approximately 8,420 square feet at a monthly rental of RM7,000 (approximately US$1,597). We have another office leases as follows:

Property Address	Square Feet	Monthly Rent
No 31 & 33, Ground & Mezzanine Floor, Wisma Malaysia-Beijing, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia	9,170	RM14,000 (approximately US$3,194)

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

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently eligible for quotation and trades on the OTCQB under the symbol “VXEL.” The quotation of our common stock under this symbol began on January 19, 2016. Prior to such date our common stock no public market currently existed for our shares of our common stock.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTCQB does not necessarily represent its fair market value. The last reported sales price of our common stock on the OTC Markets on April 4, 2018 was $0.55 per share.

	High	Low
Year ended December 31, 2016
First Quarter (from January 19, 2016)	$0.75	$0.01
Second Quarter	0.04	0.02
Third Quarter	0.05	0.02
Fourth Quarter	0.06	0.01
Year ended December 31, 2017
First Quarter	$2.80	$1.05
Second Quarter	$2.00	$0.61
Third Quarter	$1.19	$0.51
Fourth Quarter	$1.25	$0.25

Number of Holders

As of April 4, 2018 the Company has 54,087,903 shares issued and outstanding of common capital stock of the Company by approximately 1,973 stockholders of record and no shares of preferred.

Dividends

As previously reported in a Current Report on Form 8-K filed with the SEC on January 29, 2016 and February 29, 2016, on January 27, 2016, our board of directors declared a 1333-for-1 forward stock split of the Company’s outstanding common stock, par value $0.000001 per share (the “Common Stock”) in the form of a dividend (the “Stock Split”) with a record date of February 8, 2016 (the “Record Date”). On February 22, 2016, FINRA notified us of its announcement of the payment date of the Stock Split as February 23, 2016 (the “Payment Date”) and ex-dividend date as February 24, 2016 (the “Ex-Dividend Date”). On the Payment Date, as a result of the Stock Split, each holder of the Company’s Common Stock as of the Record Date received 1332 additional shares of our Common Stock for each one share owned, rounded up to the nearest whole share. As of the Ex-Dividend Date, our Common Stock began trading on a post-split adjusted basis.

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

Securities authorized for issuance under equity compensation plans

On January 18, 2016, our board of directors adopted, and on the same date, our stockholders holding a majority of our outstanding shares of Common Stock approved, the 2016 Equity Incentive Plan (“2016 Plan”), which reserves a total of 10,000,000 shares of our Common Stock for issuance under the 2016 Plan. As described below, incentive awards authorized under the 2016 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the internal Revenue Code of 1986, as amended (the “Code”). If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

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

In 2017, the Company has issued 3,100,290 shares of our Common Stock under the 2016 Plan. Out of the 3,100,290 shares of our Common Stock, the Company has granted and issued 1,000,000 shares of common stock of the Company to Dato Lim Hui Boon, President of the Company; 1,000,000 shares of common stock of the Company to Leong Yee Ming, CEO of the Company; and 1,000,000 shares of common stock of the Company to Lim Wee Kiat, Chairman of the Board. As at December 31, 2017, the Company has balance of 6,899,710 shares of our Common Stock under the 2016 Plan.

In December 2017, the Board of Directors of the Company increased the number of shares under the 2016 Plan to 40,000,000 shares.

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

Grants

The 2016 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

●	Options granted under the 2016 Plan entitle the grantee, upon exercise, to purchase up to a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our Common Stock covered by an option generally cannot be less than the fair market value of our Common Stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our Common Stock on the date of grant.

●	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

●	The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

●	The 2016 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of our Common Stock to be awarded (subject to the aggregate limit established under the 2016 Plan upon the number of shares of our Common Stock that may be awarded or sold under the 2016 Plan) and the terms applicable to each award, including performance restrictions.

●	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of our Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our Common Stock on the date of exercise of the SAR and the market price of a share of our Common Stock on the date of grant of the SAR.

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

As of the date hereof, the Company has issued 3,100,290 shares of non-restricted stock under the 2016 Plan pursuant to Form S-8 filed with SEC on October 25, 2016.

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

Basis of Presentation

The audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

Overview

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of VXEL for the fiscal years ended December 31, 2017 and 2016 and the related notes thereto.

For the year ended December 31, 2017 compared to December 31, 2016

Revenue

We recognized revenue of $563,545 and $1,865,789 for the years ended December 31, 2017 and 2016 respectively. The decrease in revenue for the year ended December 31, 2017 was attributable to a decrease in the amount of customers in 2017 compared to our sales from a greater number of customers in 2016.

Cost of Sales

Cost of sales for the year ended December 31, 2017 was $112,559 compared to $1,226,851 for the year ended December 31, 2016. The decrease for the year ended December 31, 2017 was due to the decrease of revenue of $563,545 for the year ended December 31, 2017 as compare to the revenue for the year ended December 31, 2016 of $1,865,789.

Gross Profit

Gross profit for the year ended December 31, 2017 was $450,986, compared to $638,938 for the year ended December 31, 2016. Gross margin for the year ended December 31, 2017 was 80%, compared to 34% for the year ended December 31, 2016. The improvement of the gross profit margin was primarily attributable to the increase in sales to Vitaxel Corp. (Thailand) Limited, our associate company.

Operating Expenses

For the year ended December 31, 2017, we incurred total operating expenses in the amount of $4,655,251, composed of selling expenses of $2,398 and general and administrative expenses totalling $4,652,853. For the year ended December 31, 2016, we incurred total operating expenses in the amount of $1,666,089, which was composed of selling expenses of $2,152 and general and administrative expenses totalling $1,663,937. The increase of $246, or 11% for the selling expenses and the increase of $2,988,916, or 180% for the administrative expenses, caused total operating expenses to decrease by $2,989,162, or 179%.

Liquidity and Capital Resources

As of December 31, 2017, we had a cash balance of $691,199. During the year ended December 31, 2017, net cash used in operating activities totalled $691,914. Net cash used in investing activities totalled $64,623. Net cash generated from financing activities during the period totalled $1,463,972. The resulting change in cash for the period was a of $585,767, which was primarily due to cash provided from the proceeds received from related parties.

As of December 31, 2016, we had a cash balance of $105,432. During the year ended December 31, 2016, net cash generated from operating activities totalled $814,827. Net cash used in investing activities totalled $108,977. Net cash used in financing activities during the period totalled $678,358. The resulting change in cash for the period was a decrease of $198,362, which was primarily due to cash used in other payable, commission payables and purchase of property, plant and equipment.

As of December 31, 2017, we had current liabilities of $3,047,093, which was composed of amount due to related parties of $2,370,003, other payable of $492,813, commission payables of $152,871 and accounts payable of $31,406.

As of December 31, 2016, we had current liabilities of $1,482,111, which was composed of amount due to related parties of $911,458, other payable of $446,487, commission payables of $115,915 and accounts payable of $8,251.

We had net liabilities of $1,915,996 and $1,066,596 as of December 31, 2017 and December 31, 2016, respectively.

We have incurred losses since its inception resulting in an accumulated deficit of $6,776,474 as of December 31, 2017, and further losses are anticipated in the development of its business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Our failure to do so may result in us not being able to continue as an operating company.

Going Concern Consideration

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2017, the Company reported a net loss of $4,137,336 and working capital deficit of $1,915,996. The Company had an accumulated deficit of $6,776,474 as of December 31, 2017 due to the fact that the Company incurred losses during the year ended December 31, 2017.

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

The Company expects to finance operations primarily through cash flow from revenue and capital contributions from principal shareholders. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, our principal shareholders have indicated the intent and ability to provide additional equity financing. However, we currently have no agreement or arrangement with said shareholders to provide such financing and therefore there is no assurance that such funds, if any, will be available to us or if available, will be sufficient for the needs of the Company.

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

Critical Accounting Policies and Estimates

There are no material changes in the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Please refer to Note 2 Summary of Significant Accounting Policies of the Financial Statements for disclosures regarding the critical accounting policies related to our business.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vitaxel Group Limited and its subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of income and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis a Matter

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s President, which are described in Note 9 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, Colorado

April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Vitaxel Group Limited

We have audited the accompanying consolidated balance sheet of Vitaxel Group Limited and its subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2016. Vitaxel Group Limited’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Vitaxel Group Limited as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 11 to the consolidated financial statements, the Company effected a one hundred-to-one reverse stock split authorized and approved by the Board of Directors of the Company on May 25, 2017 with a record date of June 12, 2017. As a result, all share and per share amounts as of December 31, 2016 and for the year then ended have been adjusted to reflect the reverse stock split.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

Hong Kong, China

April 17, 2017, except for the effects of the reverse stock split described in Note 11, as to which the date is April 17, 2018

VITAXEL GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

As of December 31, 2017 and 2016

(Stated in US Dollars)

	As of	As of
	December 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$691,199	$105,432
Accounts receivable	—	1,944
Inventories	28,525	53,913
Amount due from related parties	136,010	32,509
Other receivables, prepayments and other current assets	44,305	27,048
Total Current Assets	900,039	220,846

NON-CURRENT ASSETS
Investment in associated companies	—	—

Property, plant and equipment, net	231,058	194,669
Total Non-Current Assets	231,058	194,669

TOTAL ASSETS	$1,131,097	$415,515

CURRENT LIABILITIES
Amounts due to related parties	$2,370,003	$911,458
Commission payables	152,871	115,915
Accounts payable	31,406	8,251
Accruals and other payables	492,813	446,487
Total Current Liabilities	3,047,093	1,482,111
TOTAL LIABILITIES	3,047,093	1,482,111

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 outstanding (2016: par value $0.000001: 7,000,000,000 shares authorized; 50,987,250 outstanding);	5,409	5,099
Additional paid-in capital	4,749,798	1,340,504
Accumulated deficit	(6,776,474)	(2,639,138)
Accumulated other comprehensive income	105,271	226,939
Total Stockholders’ Equity	(1,915,996)	(1,066,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,131,097	$415,515

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

	For the Years Ended December, 31
	2017	2016
REVENUE
Revenue	$107,894	$1,865,789
Revenue – Related parties	455,651	—
Total Revenue	563,545	1,865,789

COST OF REVENUE
Cost of revenue	(73,456)	(1,226,851)
Cost of revenue – Related parties	(39,103)	—
Total Cost of Revenue	(112,559)	(1,226,851)

GROSS PROFIT	450,986	638,938

OPERATING EXPENSES
Selling expense	(2,398)	(2,152)
General and administrative expenses	(4,652,853)	(1,663,937)
Total Operating Expenses	(4,655,251)	(1,666,089)

LOSS FROM OPERATIONS	(4,204,265)	(1,027,151)

OTHER INCOME / (EXPENSE), NET
Other Income	66,980	189,501
Other Expense	(51)	(42,139)
Share of loss in an associated company	—	(25,716)
Total Other Income / (Expense), net	66,929	121,646

NET LOSS BEFORE TAXES	(4,137,336)	(905,505)

Income tax expense	—	—

Net loss	$(4,137,336)	$(905,505)

OTHER COMPREHENSIVE (LOSS) / INCOME
Foreign currency translation adjustment	(121,668)	47,084

TOTAL COMPREHENSIVE LOSS	$(4,259,004)	$(858,421)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	49,364,705

Net loss per share - basic and diluted	$(0.08)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

					Accumulated
			Additional		Other	Total
	Common		Paid-in	Accumulated	comprehensive	Stockholders’
	Stock		Capital	Deficit	income (loss)	Equity
	Shares*	Amount
Balance, December 31, 2015	39,990,000	$3,999	510,448	$(1,733,633)	$179,855	$(1,039,331)
Reverse merger recapitalization	10,997,250	1,100	(1,100)	—	—	—
Cancellation Debt	—	—	831,156	—	—	831,156
Net loss	—	—	—	(905,505)	—	(905,505)
Foreign currency translation adjustment	—	—	—	—	47,084	47,084
Balance, December 31, 2016	50,987,250	$5,099	1,340,504	$(2,639,138)	$226,939	$(1,066,596)
Equity incentive plan	3,100,290	310	3,409,294	—	—	3,409,604
Effect from reverse stock split	363	—	—	—	—	—
Net loss	—	—	—	(4,137,336)	—	(4,137,336)
Foreign currency translation adjustment	—	—	—	—	(121,668)	(121,668)
Balance, December 31, 2017	54,087,903	$5,409	4,749,798	$(6,776,474)	$105,271	$(1,915,996)

* All outstanding shares were retrospectively adjusted for reverse stock split in June 12, 2017. See Note 12 VITAXEL GROUP LIMITED SHAREHOLDERS’ EQUITY for details.

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,137,336)	$(905,505)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	28,234	19,165
Issuance of employee equity incentive plan	3,409,604	—
Other receivables, prepayments and other current assets	(17,257)	32,716
Inventories	25,388	(44,043)
Accounts receivable	1,944	(1,944)
Advance from related parties	—	(27,082)
Due from a director	—	441
Amount due from related parties	(108,928)	831,156
Trade creditor	23,155	8,251
Commission payables	36,956	(421,740)
Other payables and accrued expenses	46,326	(288,656)
Tax payable	—	(17,586)
Net cash used in generated from operating activities	(691,914)	(814,827)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(64,623)	(108,977)
Net cash used in investing activities	(64,623)	(108,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from directors	5,427	—
Proceeds from related parties	1,458,545	678,358
Net cash provided by financing activities	1,463,972	678,358

EFFECT OF EXCHANGE RATES ON CASH	(121,668)	47,084

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	585,767	(198,362)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	105,432	303,794

CASH AND CASH EQUIVALENTS AT END OF YEAR	$691,199	$105,432

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

Vitaxel Online Mall SDN BHD (“Vionmall”), was incorporated in Malaysia on September 22, 2015. The Company is primarily in developing online shopping platforms geared to Vitaxel and its members and the third-party suppliers of products and services.

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the year ended December 31, 2017 and 2016, the Company did not write off any accounts receivable as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2017 and 2016, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories are stated at lower of cost or net realizable value, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods and the raw material items with large amounts, and by a category basis for low value raw material items. There was no inventories written down and inventories written off as of December 31, 2017 and 2016.

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

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired. For the year ended December 31, 2017 and 2016, all membership fees were waived by the Company for promotion purpose.

Loyalty program

The Company operates loyalty program which allows customer to accumulate redemption points when they purchase products from the Company. The redemption points can be used to purchase a selection of products at discounted price or redeem products.

The Company allocates consideration received from the product sales to redemption points credited as a liability.

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

As of December 31, 2017 and December 31, 2016, there was no such deferred revenue recorded.

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

U.S. Corporate Income Tax

The Company is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. See Note 8 – Income Tax.

To the extent that portions of its U.S. taxable income, such as Subpart F income or global intangible low-taxed income (“GILTI”), are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

Uncertain Tax Positions

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of December 31, 2017 and 2016.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Combined Statement of Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the years ended December 31, 2017 and 2016, there was no dilutive effect due to net loss.

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

Recently issued accounting pronouncements

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We will apply the new revenue standard beginning January 1, 2018. Each of the revenue streams has been analysed in accordance with the new revenue standard to determine the impact on our consolidated financial statements. We do not expect the new revenue standard to have a material impact on our consolidated financial statements.

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

Reclassification: Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

3.	GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2017, the Company reported a net loss of $4,137,336 and working capital deficit of $2,147,054. The Company had an accumulated deficit of $6,776,474 as of December 31, 2017 due to the fact that the Company incurred losses during the year ended December 31, 2017.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENTASSETS

Other receivables, prepayments and other current assets consist of the following:

	As of December 31, 2017	As of December 31, 2016

Deposits (1)	$11,157	$19,497
Prepayments (2)	1,679	5,070
Others (3)	31,469	2,481
	$44,305	$27,048

(1)         Deposits represented payments for rental, utilities, and construction funds to government department.

(2)         Prepayments mainly consists of prepayment for insurance and IT related fees.

(3)         Others mainly consists other miscellaneous payments

5.	LONG-TERM INVESTMENT

On April 20, 2016, the Company invested 959,800 Thai Baht or $27,539 to Vitaxel Corp. (Thailand) Ltd., a company registered in Thailand, and holds 47.99% shares of it. The long-term investment is accounted using the equity method.

Long-term investment consists of the following:

	As of December 31, 2017	As of December 31, 2016

Long-term investment – In an associated company	$27,539	$27,539
Long-term investment – share of loss in investment in an associated company	(25,716)	(25,716)
Foreign currency translation adjustment	(1,823)	(1,823)
	$—	$—

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	As of December 31, 2017	As of December 31, 2016

Office equipment	$36,471	$30,476
Computer equipment	102,862	61,516
Furniture and fittings	7,978	7,131
Electrical & fitting	375	337
Motor vehicle	16,983	15,315
Software and website	11,580	7,544
Renovations	108,860	98,167
	285,109	220,486
Less: Accumulated depreciation	(54,051)	(25,817)
Balance at end of year	$231,058	$194,669

Depreciation expenses charged to the statements of operations for the year ended December 31, 2017 and 2016 were $28,234 and $19,165 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of December 31, 2017	As of December 31, 2016

Provisions and accruals	$148,326	$21,243
Others (1)	344,487	425,244
Balance at end of year	$492,813	$446,487

(1)         Other payables mainly consist of members allocated redemption points and commission payable.

8.	INCOME TAX

Income taxes consisted of Malaysia income tax, Singaporean income tax and U.S. income tax. There was no provision of income taxes made in respect of the 3 countries for the years ended December 31, 2017 and 2016.

Malaysia

The Company’s two main operating subsidiaries, Vitaxel SDN BHD and Vitaxel Online Mall SDN BHD are companies incorporated in Malaysia. They recorded a loss before income tax of $382,695 and $680,391 for the year ended December 31, 2017 and 2016 respectively. The management has evaluated that the unused tax lossess carried forward will not be utilized in the near foreseeable future. A reconciliation of the provision for income taxes with amounts determined by applying the Malaysian income tax rate of 24% and 24% for the years ended December 31, 2017 and 2016, respectively, to income before income taxes is as follows:

	For the year ended
	December 31, 2017	December 31, 2016

Profit (loss) before income tax	$(382,695)	$(680,391)
Permanent difference	382,695	680,391
Taxable income	$—	$—
Malaysian income tax rate	24%	24%
Current tax expenses	$—	$—
Less: Valuation allowance	—	—
Income tax expenses	$—	$—

United States of America

Vitaxel Group Limited is a company incorporated in State of Nevada and recorded a loss before income tax of $3,754,641 and $225,114 for the year ended December 31, 2017 and 2016 respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 34% for the years ended December 31, 2017 and 2016, respectively, to income before income taxes is as follows:

	For the year ended
	December 31, 2017	December 31, 2016

Profit (loss) before income tax	$(3,754,641)	$(225,114)
Permanent difference	3,754,641	225,114
Taxable income	$—	$—
Malaysian income tax rate	34%	34%
Current tax expenses	$—	$—
Less: Valuation allowance	—	—
Income tax expenses	$—	$—

U.S. Corporate Income Tax

The Company’s management has yet to evaluate the effect of the U.S. Tax Reform on Vitaxel Group Limited. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S Department of the Treasury, and specific actions the Company may take in the future.

One-Time Transition Tax Related to U.S. Tax Reform

The Company’s management has evaluated the on-time transition tax and estimated that there will not be such tax due by the Company.

9.	RELATED PARTY TRANSACTIONS

	As of December 31, 2017	As of December 31, 2016
Amount due from related parties
Ho Wah Genting Berhad (1)	$—	$9,020
Ho Wah Genting Group Sdn Berhad (2)	18,149	—
Beedo Sdn Bhd (3)	14,837	18,062
Balance at end of year	$32,986	$27,082

Amount due from director
Lim Wee Kiat	$—	$1,482
Leong Yee Ming	—	3,945
Balance at end of year	$—	$5,427

Amount of due from an associated company
Vitaxel Corporation (Thailand) Limited (4)	$103,024	$—
Balance at end of year	103,024	—
Total Amount due from related parties	$136,010	$32,509

Amount of due to related parties
Dato’ Lim Hui Boon (5)	$40,491	$—
Ho Wah Genting Group Sdn Berhad (1)	—	607,918
Ho Wah Genting Holiday Sdn Bhd (6)	1,703	8,087
Genting Highlands Taxi Services Sdn Bhd (7)	11,820	16,234
VSpark Malaysia Sdn Bhd (8)	4,967	—
Grande Legacy Inc. (9)	2,311,022	—
Balance at end of year	$2,370,003	$632,239

Amount of due to an associated company
Vitaxel Corporation (Thailand) Limited	$—	$279,219
Balance at end of year	$—	$279,219
Total Amount due to related parties	$2,370,003	$911,458

The related parties balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad, a company listed in Bursa Malaysia Main Market.

The Company recognized an expense of rent totalling $77,010 and $20,304 during the year ended December 31, 2017 and December 31, 2016 respectively. Of the total rent, $19,261 and $20,304 was paid to Ho Wah Genting Berhad during the year ended December 31, 2017 and December 31, 2016 respectively, and $57,784 and $0 was paid to its affiliate, Malaysia-Beijing Travel Services Sdn Bhd during the year ended December 31, 2017 and December 31, 2016 respectively.

The operating lease commitment to Ho Wah Genting Berhad as of December 31, 2017 was $19,261 and $0 to Malaysia-Beijing Travel Services Sdn Bhd.The lease commitment are disclosed in note 10 COMMITMENTS AND CONTINGENCIES below under the heading Operation Commitments.

(2)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad, subsidiary of Ho Wah Genting Group Ltd, a company listed on the US OTC Market. Amount owing to Ho Wah Genting Group Sdn Berhad in prior year were advances, whereby settlement has been performed in current year.

(3)	Beedo SDN BHD was a subsidiary of related company Ho Wah Genting Group Sdn Berhad from June 25, 2015 to August 12, 2016.

The Company recognized an expense of $32,102 and $74,882 pertaining for website maintenance expense during the year ended December 31, 2017 and December 31, 2016 respectively, which was charged by its related party, Beedo Sdn. Bhd. The balances due from Beedo Sdn Bhd in current year was due to discount received by the Company.

(4)	The Company recognized an income of $0 and $172,348 pertaining to royalties during the year ended December 31, 2017 and December 31, 2016 respectively, which was paid by an associated company, Vitaxel Corp. (Thailand) Limited. In addition, the Company also recognized product sales of $455,361 and $0 to Vitaxel Corp. (Thailand) Limited during the year ended December 31, 2017 and December 31, 2016 respectively.

(5)	As of December 31, 2017 and December 31, 2016, the amount due to the President of the Company, Dato’ Lim Hui Boon was $40,491 and $0, respectively. These were advances made to the Company.

(6)	A former director of the Company, Lim Chun Hoo, is also a director of Ho Wah Genting Holiday Sdn Bhd. On March 31, 2017, Lim Chun Hoo has resigned from the Company.

The Company recognized an expense of $127,728 and $110,439 pertaining to event, traveling and accommodation expenses during the year ended December 31, 2017 and December 31, 2016 respectively, which was charged by its related party, Ho Wah Genting Holiday Sdn. Bhd.

(7)	A director of the Company, Lim Wee Kiat, is also a director of Genting Highlands Taxi Services Sdn Bhd and of Vitaxel Sdn Bhd.

The Company purchased a motor vehicle Genting Highlands Taxi Services Sdn. Bhd for $0 and $16,601 during the year ended December 31, 2017 and December 31, 2016 respectively.

(8)	A director of a subsidiary (Vitaxel Online Mall Sdn Bhd), Liew Jenn Lim, is also a director of VSpark Malaysia Sdn Bhd.

The Company has engaged with VSpark Malaysia Sdn Bhd during the year for marketing purposes. The Company also recognize product sales of $300 and $0 to VSpark Malaysia Sdn Bhd during the year ended December 31, 2017 and December 31, 2016 respectively.

(9)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc.

On January 5, 2017, the Company executed a license agreement with Grande Legacy Inc (“GL”). The agreement grants GL exclusive use of Vitaxel Marks to operate a Vitaxel Business in countries other than Malaysia, Singapore and Thailand. However, GL is still in the process of obtaining online payment gateway for its credit card sales, GL is currently engaging Vitaxel Sdn Bhd, a wholly-owned subsidiary of the Company, to collect credit card sales proceeds on behalf.

On January 22, 2018, the Company has acquired 100% of Grande Legacy Inc. Refer note 12 SUBSEQUENT EVENTS for further details on the acquisition.

10.	COMMITMENTS AND CONTIGENCIES

Capital Commitments

As of December 31, 2017 and 2016, Company has no capital commitments.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of December 31, 2017 are payable as follows:

Year ending December 31, 2018	19,261
Total	$19,261

Rental expense of the Company was $77,010 and $115,826 for the years ended December 31, 2017 and 2016, respectively.

11.	VITAXEL GROUP LIMITED SHAREHOLDERS’ EQUITY

Vitaxel Group Limited has 1,000,000 shares authorized for preferred stock, with 0 outstanding during the year ended December 31, 2017 and December 31, 2016.

The Company also has 70,000,000 shares authorized for common stock, with 54,087,903 and 50,987,250 outstanding during the year December 31, 2017 and December 31, 2016 respectively.

Summary of Vitaxel Group Limited outstanding shares:

	Number of Outstanding Shares (in thousands)
	As of December 31,
	2015	2016	2017
Common stock:
Balance at beginning of year (1)	39,990,000	50,987,250	50,987,250
Reverse merger recapitalization	10,997,250	—	—
Equity incentive plan issuance	—	—	3,100,290
Effect from reverse stock split	—	—	363
Balance at end of year	50,987,250	50,987,250	54,087,903

(1)	The outstanding shares were adjusted retrospectively due to the reverse stock split that has been completed during the year.

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

Reverse Stock split

On May 25, 2017, the Board of Directors of the Company authorized and approved an amendment (the “Amendment”) to Vitaxel’s Amended and Restated Articles of Incorporation, which authorized a one hundred-to-one reverse stock split (the “Reverse Split”) of Vitaxel’s outstanding common stock, par value $0.000001 per share, with a record date of June 12, 2017 (the “Record Date”).

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

Separately, on May 30, 2017, the Board of Directors of the Company authorized and approved a related increase in the par value of Vitaxel common stock from $0.000001 to $0.0001.

On June 13, 2017, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Reverse Split at the open of business on June 15, 2017.

Equity Compensation Plans

On January 18, 2016, our board of directors adopted, and on the same date, our stockholders holding a majority of our outstanding shares of Common Stock approved, the 2016 Equity Incentive Plan (“2016 Plan”), which reserves a total of 10,000,000 shares of our Common Stock for issuance under the 2016 Plan. In December 2017, the Board of Directors of the Company increased the number of shares under the 2016 Plan to 40,000,000 shares.

During the year ended December 31, 2017, the Company has issued 3,100,290 shares of non-restricted stock under the 2016 Plan pursuant to Form S-8 filed with SEC on October 25, 2016.

12.	EARNINGS (LOSS) PER SHARE

The Company has adopted ASC Topic No. 260,“Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended
	December 31, 2017	December 31, 2016

Net loss applicable to common shares	$(4,137,336)	$(905,505)

Weighted average common shares outstanding (Basic)	54,087,903	49,364,705

Weighted average common shares outstanding (Diluted)	54,087,903	49,364,705

Loss per share basic and diluted	$(0.08)	$(0.02)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

13.	SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date through the day that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements except the following:

The Company entered into a Share Sale Agreement (the “Agreement”) effective December 15, 2017 with Lim Hui Sing and Leong Yee Ming (together, the “Sellers”) and Vitaxel Sdn. Bhd., a wholly-owned subsidiary of the Company (the “Purchaser”), as previously described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2017. Pursuant to the terms of the Agreement, the Sellers will sell to the Purchaser all their shares in Grande Legacy Inc., a British Virgin Islands company (“Grande Legacy”), so that the Company shall become the indirect owner of all of the issued and outstanding shares of the capital stock of Grande Legacy. In consideration for such sale, the Company shall issue to each of the Sellers 37,500,000 shares of the Registrant’s common stock.

On January 3, 2018 the parties to the Agreement executed and delivered an amendment (the “Amendment”) to the Agreement which provided that the acquisition of Grande Legacy shall close upon the completion of the financial statements of Grande Legacy being audited. The Amendment also provides that the 75,000,000 shares to be issued to the Sellers, will be issued within 30 days of the shareholders of the Company authorizing the amendment to the Articles of Incorporation of the Company for increasing the amount of shares that will be issued. Since the audited financial statements of Grande Legacy were delivered on January 22, 2018, the acquisition of Grande Legacy was consummated on said date.

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

On April 30, 2016, the Company engaged Centurion ZD CPA Limited (“CZD”) (previously named as DCAW (CPA) Limited) as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015.

During the fiscal years ended October 31, 2015 and 2014 and the interim periods preceding their engagement, and through April 30, neither we nor anyone on our behalf has previously consulted with CZD regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided nor oral advice was provided to us that CZD concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

This was reported in a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 12, 2016.

On May 8, 2017, the Company dismissed CZD as the Company’s independent registered public accounting firm.

The audit reports of CZD on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2016 and December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2016 and December 31, 2015 and during the subsequent interim period from January 1, 2017 through May 7, 2017, (i) there were no disagreements with CZD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to CZD’s satisfaction, would have caused CZD to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 8, 2017, the Board of Directors of the Company engaged BF Borgers CPA PC (“BFB”) as the Company’s independent registered public accounting firm for the year ending December 31, 2017.

During the two most recent fiscal years ended December 31, 2016 and December 31, 2015 and during the subsequent interim period from January 1, 2017 through May 7, 2017, neither the Company nor anyone on its behalf consulted BFB regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BFB concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a  “ disagreement ” or a  “ reportable event ” , each as defined in Regulation S-K Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.

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

Leong Yee Ming, our Chief Executive Officer, and Lim Wee Kiat, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control — Integrated Framework (2013).  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

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

b)	Due to our small size, our segregation of duties in certain areas of our financial reporting process are limited. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. This control is being implemented on stages.

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of December 31, 2017, our internal control over financial reporting is not effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors.

Name and Address	Age	Position(s)
Lim Wee Kiat(1)	37	Chairman (Director), Secretary and Chief Financial Officer
Dato Lim Hui Boon(1)	66	President
Leong Yee Ming(1)	50	Chief Executive Officer and Director
Kay Wong-Alafriz	41	Director
Richard Anzalone	56	Director
Lim Wai Khoong	52	Director

(1)	Dato Lim Hui Boon, Lim Wee Kiat and Leong Yee Ming are members of our Operations Committee, which oversees our general day to day operations and reports to our Board of Directors. Dato Lim Hui Boon serves as Chairman of the Operations Committee.

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

Lim Wee Kiat – Chairman of the Board of Directors and Secretary

Lim Wee Kiat has served as our Chairman of the Board of Directors and Secretary since January 18, 2016, and since August 21, 2017 has served as our Chief Financial Officer. He has more than 10 years business experience with 5 years in the area of multi-level marketing and management. He has served as a Director and as President for Vitaxel since December 2013. Since June 2010, he has served as Executive Director for Ho Wah Genting Berhad in Kuala Lumpur, Malaysia (“Ho Wah Genting”), a public Malaysian corporation where his responsibilities include implementation of strategies, policies and decisions. Since December 2013, he has served in Kuala Lumpur, Malaysia as Vitaxel’s Chief Executive Officer. From April 2008 until March 2014 he served in Kuala Lumpur, Malaysia as Executive Director for HWG Tin Mining SDN BHD, a subsidiary of Ho Wah Genting. From June 2011 until August 2013 he served in Kuala Lumpur, Malaysia as a Non-Executive Director for ConnectCounty Holdings Berhad and from February 2014 until December 2014 as its Deputy Chief Executive Officer. He is a graduate of the University of Nottingham (United Kingdom) where he received a Bachelor of Science Degree in Computing and Information Systems in 2003. Lim Wee Kiat’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our director, he brings knowledge and strategic insight to the Board.

Leong Yee Ming – Chief Executive Officer and Director

Leong Yee Ming has served as our Chief Executive Officer and as a Director since January 18, 2016. He has more than 30 years of field and management experience in business, particularly in the network-marketing industry. Since November 2015, he has also served as the chief executive officer for Vitaxel Sdn. Bhd. From December 2013 until May 2015 he served as Chief Executive Officer for Grande Life, Inc. and Grand Legacy, Inc., corporations which he co-founded which are engaged in relationship marketing and lifestyle programs. From February 2011 until November 2013 he was a strategic consultant for MLM Co., in Asia and the United States. From April 2009 until January 2011 he was a Pioneer Leader/1st Diamond Executive in Kuala Lumpur, Malaysia for Asia – Velocity International Inc. From May 2005 until January 2009 he was the chief operating officer for Gano iTouchLife Worldwide Inc., a company which he co-founded in Singapore. From December 2002 until March 2005 he was a Pioneer Leader, International Systems Trainee and 8-Star Distributor for Tiens Health Development SDN BHD in Kuala Lumpur, Malaysia. Leong Yee Ming’ s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our director, he brings knowledge and strategic insight to the Board.

Kay Wong-Alfariz – Director

Kay Wong-Alafriz has served as our Director since May 15, 2016. Presently, Kay Wong-Alafriz is the chief financial officer of Kabam Inc. From 2015 through 2016, Kay Wong-Alafriz served as the senior vice president of operations and finance for Mobetize Corp. (OTC-QB MPAY). From 2008 until 2015, Kay Wong-Alafriz served as a senior Finance Executive for Asian Coast Development (Canada) Ltd. From 2005 until 2008, Kay Wong-Alafriz served as a Senior Finance Executive for Imperial Parking Corporation. From 2004 until 2005, Kay Wong-Alafriz served as a Process Transformation (Finance, Strategy and Operations) Consultant and Senior Project Director for Great Canadian Gaming Corporation and Sierra Wireless Inc. From 2001 until 2004, Kay Wong-Alafriz served as the Director of Airport Improvement Fee Programs for the Vancouver International Airport Authority. Form 1998 until 2001, Kay Wong-Alafriz served as a Subject Matter Expert for the Investigations Branch and Claims Investigation Section of Worksafe BC. From 1994 until 1998, Kay Wong-Alafriz served as a Senior Financial Analyst and Expert Witness in Financial Crimes and Methodologies for the Royal Canadian Mounted Police. Kay Wong-Alafriz presently serves or has served as a board member for Supreme Windows (Calgary) Inc., a family owned business (2015-present); Blackrock Resources Ltd / Greenpower Motor Company Inc., a publicly traded company on the Toronto Stock Exchange, TSX Venture Exchange and OTCQB (2010-2015); CVM Minerals Ltd. / Ding He Mining Holdings Ltd, a Stock Exchange of Hong Kong Limited listed company (2007-2015); Vancouver Community College Foundation Board (2006-present); and Nagacorp Ltd., a Stock Exchange of Hong Kong Limited listed company (2003-2009). Kay Wong-Alafriz has been a member of the Institute of Chartered Accountants of British Columbia (CPA) since 1994, a member of the Institute of Corporate Directors (ICD) Corporate Governance College since 2006, a member of the Association of Certified Fraud Examiners (CFE) since 1996 and a member of the Institute of Internal Auditors since 2004. Kay Wong-Alfariz’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our director, he brings knowledge and strategic insight to the Board.

Richard Anzalone - Director

Richard Anzalone has served as our Director since April 3, 2017. Since January 2017, Mr. Anzalone has served as the Global Master Distributor for Vitaxel SDN BHD, our wholly owned subsidiary. From 2013 to 2016, Mr. Anzalone worked as a distributor at various companies in the Multi-Level- Marketing industry. Since 2006, Mr. Anzalone has also served as the Chief Executive Officer of Promethean Corp., a Nevada corporation that manufactures and distributes natural, soy-based candle wax, candle making supplies and other related products. Mr. Anzalone’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our director, he brings knowledge and strategic insight to the Board.

Mr. Anzalone was named in a grand jury indictment dated June 14, 2017 filed by the United States in the Western District of Kentucky, in which the defendants were charged with conspiracy to commit mail fraud, money laundering and other offenses. Mr. Anzalone was never a director or officer of the company charged in this matter.

Richard Anzalone has served as our Director since April 3, 2017. Since January 2017, Mr. Anzalone has served as the Global Master Distributor for Vitaxel SDN BHD, our wholly owned subsidiary. From 2013 to 2016, Mr. Anzalone worked as a distributor at various companies in the Multi-Level- Marketing industry. Since 2006, Mr. Anzalone has also served as the Chief Executive Officer of Promethean Corp., a Nevada corporation that manufactures and distributes natural, soy-based candle wax, candle making supplies and other related products. Mr. Anzalone was named in a grand jury indictment dated June 14, 2017 filed by the United States in the Western District of Kentucky, in which the defendants were charged with conspiracy to commit mail fraud, money laundering and other offenses. Mr. Anzalone was never a director or officer of the company charged in this matter.

Lim Wai Khoong - Director

Lim Wai Khoong has served as our Director since April 3, 2017. In 2016, Mr. Lim helped form Vitaxel Corporation Thailand Co., Limited, a Thailand registered company of which we own 47.99% of its current issued and outstanding shares. Since July 2016, Mr. Lim has served as its Chief Executive Officer. Mr. Lim is also a sole-proprietor and founder of Roizy Marketing, a Thai clothing manufacturing company formed in 1989 that distributes products throughout Thailand, Malaysia, Singapore, Taiwan, Philippine, and Saudi Arabia. Currently Mr. Lim’s clothing company is supplying garments to the Thai government. Lim Wai Khoong’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our director, he brings knowledge and strategic insight to the Board.

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

Code of Ethics.

We do not have a code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2017, all reporting persons complied with all applicable Section 16(a) filing requirements except that Lim Hui Boon failed to timely file one Form 4 to report the issuance of 1,000,000 shares; and Leong Yee Ming failed to timely file one Form 4 to report the issuance of 1,000,000 shares.

ITEM 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$) (2)	Option Awards (#shares)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Andriy Berezhnyy	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(CEO) (1)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Dato Lim Hui Boon	2017	-0-	46,531	1,100,000	-0-	-0-	-0-	-0-	1,146,531
(President) (2)(3))	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Lim Wee Kiat	2017	43,274	23,265	1,100,000	-0-	-0-	-0-	5,193	1,171,732
(Chairman, Secretary and CFO) (2)(4)(5)	2016	17,433	-0-	-0-	-0-	-0-	-0-	-0-	17,433

Leong Yee Ming	2017	33,502	23,265	1,100,000	-0-	-0-	-0-	-0-	1,156,767
(CEO) (2)	2016	49,395	-0-	-0-	-0-	-0-	-0-	-0-	49,395

(1)	On January 18, 2016, Mr. Berezhnyy resigned as our CEO and director.
(2)	Reflects compensation received from VXEL.
(3)	Dato Lim Hui Boon was appointed President as of March 15, 2016. We intended to compensate Dato Lim Hui Boon at the monthly rate of 25,000 Ringgit Malaysia (approximately US $6,070) upon his appointment. However, due to weaker performance by the Company, we made no payments to Dato Lim Hui Boon in 2017.
(4)	Lim Wee Kiat served as our President from January 18, 2016 to March 15, 2016.
(5)	Lim Wee Kiat was appointed CFO as of August 21, 2017.

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

In 2017, the Company has granted and issued 1,000,000 shares of common stock of the Company to Dato Lim Hui Boon, President of the Company; 1,000,000 shares of common stock of the Company to Leong Yee Ming, CEO of the Company; and 1,000,000 shares of common stock of the Company to Lim Wee Kiat, Chairman of the Board.

Employment Agreements

On December 1, 2014 Vitaxel executed a Letter of Appointment with Yee Hing Yip pursuant to which Yee Hing Yip serves as Vitaxel’s Marketing Director at a salary of RM6,000 per month (approximately US$1,370 per month). Pursuant to the Letter of Appointment, Yee Hing Yip also receives a mobile phone allowance of RM150 per month, a parking allowance of RM150 per month and a mileage allowance. He is also eligible to receive performance based bonuses at the discretion of Vitaxel on December 31 of each year of employment. The Letter of Appointment may be terminated by either party upon one-months’ prior written notice or the payment of one-months’ salary in lieu of notice. During the term of his employment by Vitaxel, Yee Hing Yip may not engage in any employments which conflict with Vitaxel’s business or interests. Yee Hing Yip resigned on August 31, 2016 with last drawn salary of RM8,000.

On March 24, 2015 Vitaxel executed a Letter of Appointment with Lee Wei Boon pursuant to which Lee Wei Boon has served as Vitaxel’s Finance Manager since May 5, 2015 at a salary of RM8,000 per month (approximately US$1,827 per month). The Letter of Appointment may be terminated by either party upon three-months’ prior written notice or the payment of three-months’ salary in lieu of notice. During the term of his employment by Vitaxel, Lee Wei Boon may not engage in any employments which conflict with Vitaxel’s business or interests. Lee Wei Boon resigned on February 28, 2017 with last drawn salary of RM10,000.

On November 1, 2015 Vitaxel entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leong Yee Ming pursuant to which Leong Yee Ming provides management services. The Consulting Agreement expires July 31, 2016. Pursuant to the Consulting Agreement, Leong Yee Ming receives a monthly consulting fee of RM12,000 per month (approximately US$2,740 per month) and an expense allowance of RM2,000 per month. Effective January 1, 2017, Leong Yee Ming monthly consulting fee has been increased to RM17,000 per month (approximately US$3,890 per month), with no longer any expense allowance. The Consulting Agreement may be terminated by either party by providing the other with written notice of termination not less than one month prior to the date of termination.

Effective February 5, 2015, Vitaxel executed a Letter of Appointment with Lim Boon Seng pursuant to which Lim Boon Seng serves as Vitaxel’s Global Business Development Manager at a monthly salary of RM5,000 (approximately US$1,142 per month). Mr. Lim Boon Seng is also eligible to receive performance based bonuses at the discretion of Vitaxel on December 31 of each year of employment. The Letter of Appointment may be terminated by either party upon one-months’ prior written notice or the payment of one-months’ salary in lieu of notice. During the term of his employment by Vitaxel, Lim Boon Seng may not engage in any employments which conflict with Vitaxel’s business or interests. Lim Boon Seng resigned on April 12, 2017 with last drawn salary of RM10,000.

Since April 1, 2014, Lim Wee Kiat has served as a Director and Director of Operations for Vitaxel at a monthly salary of RM5,000 (approximately US$1,142 per month). Lim Wee Kiat also receives a monthly expense allowance of RM2,000 per month. Effective April 1, 2017, Lim Wee Kiat salary has been increased to RM18,000 per month (approximately US$4,119 per month), with no longer any expense allowance. He is eligible to receive performance based bonuses at the discretion of Vitaxel on December 31 of each year of employment. Either party may terminate the employment arrangement by providing the other with three- months’ advance written notice or the payment of three-months’ salary in lieu of notice. During the term of his employment by Vitaxel, Lim Wee Kiat may not engage in any employments which conflict with Vitaxel’s business or interests.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 4, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 54,087,903 shares of our common stock issued as of April 4, 2018. Unless otherwise indicated, the address of each stockholder listed below is c/o Vitaxel Group Limited Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 W2 Kuala Lumpur, Malaysia.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Directors and Executive Officers
Lim Wee Kiat	7,467,196	13.81%
Dato Lim Hui Boon	1,000,000	1.85%
Leong Yee Ming	1,843,621	3.41%
Kay Wong-Alfariz	0	* %
Richard Anzalone	0	*
Lim Wai Khoong	40,552	* %

5% Stockholders:
Lim Ooi Hong(1)	4,453,071	8.23%
Lim Chun Yen(2)	12,263,345	22.67%

All directors and executive officers as a group (6 persons)	10,351,369	19.14%

* Less than one percent.

(1) Lim Ooi Hong’s address is No.2A Jalan Setia Tropika u13/20B Setia Eco Park, Selangor, Shan Alam 40170, Malaysia.

(1)	Lim Chun Yen’s address is 792 Camenon East Tower, BIK 3B, Gasing Heights Condo, Petaling Jaya, Selangor, 46000, Malaysia.

** As a result of the acquisition by the Company of Grande Legacy which was consummated on January 3, 2018, we are obligated to issue Leong Yee Ming an additional 37,500,000 shares of common stock. The number provided above does not include said amount.

Changes in Control .

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K, currently.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

The following, (in addition to the transaction and agreements described in “Item 11. Executive Compensation”) reflects the related party transactions since January 1, 2016 that exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for the last two completed fiscal years:

In 2015, we entered into a loan agreement with Lim Wee Kiat our Chairman and Secretary. This loan was unsecured, interest-free and repayable or demand. As of December 31, 2017 and 2016, the amount due from Lee Wee Kiat was $0 and $1,482, respectively.

In 2015, we entered into a loan agreement with Leong Yee Ming our Chief Executive Officer. This loan was unsecured, interest-free and repayable or demand. As of December 31, 2017 and 2016, the amount due from Leong Yee Ming was $0 and $3,945, respectively.

Our President, Dato Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad, a company listed in Bursa Malaysia Main Market. As of December 31, 2017 and 2016, Ho Wah Genting Berhad owed the Company $0 and $9,020 respectively. The Company also recognized an expense of rent totalling $77,010 and $20,304 during the year ended December 31, 2017 and December 31, 2016 respectively. Of the total rent, $19,261 and $20,304 was paid to Ho Wah Genting Berhad during the year ended December 31, 2017 and December 31, 2016 respectively, and $57,784 and $0 was paid to its affiliate, Malaysia-Beijing Travel Services Sdn Bhd during the year ended December 31, 2017 and December 31, 2016 respectively. The operating lease commitment to Ho Wah Genting Berhad as of December 31, 2017 was $19,261 and $0 to Malaysia-Beijing Travel Services Sdn Bhd

Our President, Dato Lim Hui Boon, is also the Group President of Ho Wah Genting Sdn Bhd. As of December 31, 2016, we owed Ho Wah Genting Group Sdn Bhd $607,918, pursuant to a loan agreement. As of December 31, 2017, settlement has been performed with current balance being amount owed by Ho Wah Genting Group Sdn Bhd to the Company $18,149. These amounts were unsecured, interest-free and repayable on demand.

Beedo Sdn Bhd was a subsidiary of related company Ho Wah Genting Group Sdn Berhad from June 25, 2015 to August 12, 2016. As of December 31, 2017 and 2016, Beedo Sdn Bhd owed the Company $14,837 and $18,062 respectively. In addition, the Company recognized an expense of $32,102 and $74,882 pertaining for website maintenance expense during the year ended December 31, 2017 and December 31, 2016 respectively. These amounts were unsecured, interest-free and repayable on demand.

Our former director, Lim Chun Hoo, is also a member of the board of directors of Ho Wah Genting Holiday Sdn Bhd. As of December 31, 2017, we owed Ho Wah Genting Holiday Sdn Bhd $1,703 pursuant to a loan agreement. We owed Ho Wah Genting Holiday Sdn Bhd $8,807 as of the end of December 31, 2016. These amounts were unsecured, interest-free and repayable on demand. In addition, we recognized an expense of $127,728 and $110,439 pertaining for event, traveling and accommodation expenses during the year ended December 31, 2017 and 2016, respectively, which was charged to Ho Wah Genting Holiday Sdn. Bhd.

Our Chairman and Secretary, Lim Wee Kiat, is also on the board of directors of Genting Highlands Taxi Services SDN BHD. We owed Genting Highlands Taxi Services SDN BHD $11,820 and $16,234 respectively as of December 31, 2017 and 2016 pursuant to a loan agreement. In addition, we purchased a motor vehicle Genting Highlands Taxi Services Sdn. Bhd for $0 and $16,601 during the year ended December 31, 2017 and December 31, 2016 respectively.

Our Chairman and Secretary, Lim Wee Kiat, and our President, Dato Lim Hui Boon, are members of the board of directors of Vitaxel Corp. (Thailand) Ltd, of which we own 48% of its issued and outstanding shares. In addition, Lim Wee Kiat and Leong Yee Ming, our Chief Executive Officer, each own one share, or 0.00005% of Vitaxel Corp (Thailand) Ltd., and Dato Lim Hui Boon owns 200 shares, or 1.0% of Vitaxel Corp. (Thailand) Ltd. On August 15, 2016, we signed a license agreement with Vitaxel Corp. (Thailand) Ltd. Under the terms of this agreement, we granted Vitaxel Corp. (Thailand) Ltd an exclusive, non-transferable, revocable license to use our trademarks, brands, logos or service marks to market and operate our business and commercialize our online shopping and service platforms, including but not limited to our online shopping mall known as “Vionmall”, in Thailand for revenue share of 70% of the net profits for every three-month period. This license agreement was amended on August 21, 2016 to extend the term from three years with a three (3)-year renewal term to 10 years with a 10-year renewal term. Vitaxel Corp. (Thailand) Ltd paid us $0 for royalties during the year ended December 31, 2017. In addition, the Company also recognized product sales of $455,361to Vitaxel Corp. (Thailand) Ltd during the year ended December 31, 2017. The amount due from our associated company, Vitaxel Corp. (Thailand) Ltd., was $103,024 as of December 31, 2017. These amounts were unsecured, interest-free and repayable on demand.

A director of a subsidiary (Vitaxel Online Mall Sdn Bhd), Liew Jenn Lim, is also a director of VSpark Malaysia Sdn Bhd. The Company has engaged with VSpark Malaysia Sdn Bhd during the year for marketing purposes. As of December 31, 2017 and 2016, the Company owed VSpark Malaysia Sdn Bhd $4,976 and $0, respectively. The Company also recognize product sales of $300 and $0 to VSpark Malaysia Sdn Bhd during the year ended December 31, 2017 and December 31, 2016 respectively.

A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. On January 5, 2017, the Company executed a license agreement with Grande Legacy Inc (“GL”). The agreement grants GL exclusive use of Vitaxel Marks to operate a Vitaxel Business in countries other than Malaysia, Singapore and Thailand. However, GL is still in the process of obtaining online payment gateway for its credit card sales, GL is currently engaging Vitaxel Sdn Bhd, a wholly-owned subsidiary of the Company, to collect credit card sales proceeds on behalf. As of December 31, 2017 and 2016, we owed Grande Legacy Inc $2,311,022 and $0, respectively. These amounts were unsecured, interest-free and repayable on demand.

As described above, as a result of the consummation of Grande Legacy, we need to issue 37,500,000 shares of common stock to each of Lim Hui Sing and Leong Yee Ming.

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

ITEM 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2017 and December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 8-K, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $66,500 and $63,500, respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2017 and 2016, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

For fiscal year ended December 31, 2017, we have yet to engage any professional services rendered for tax services. The professional services rendered for tax services for fiscal year ended December 31, 2016 was $1,200.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit No.	Exhibit Description

2.1	Share Exchange Agreement, dated as of January 18, 2016, by and among the Registrant, Vitaxel SDN BHD (“VXEL”), Vitaxel Online Mall SDN BHD (“VXELOM”), the Shareholders of VXEL and the Shareholders of VXELOM (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

3.1	Articles of Incorporation of the Company (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on January 5, 2015)

3.2	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on January 8, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 11, 2016)

3.3	Bylaws of the Company ( incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on January 5, 2015 )

10.1	Split-Off Agreement, dated as of January 18, 2016, by and among the Registrant, Albero Enterprise Corp, and Andriy Berezhnyy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.2	General Release Agreement, dated as of January 18, 2016, by and among the Registrant, Albero Enterprise Corp, and Andriy Berezhnyy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.3†	Registrant’s 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.4†	Letter of Transfer, dated April 1, 2014 and Employment Agreement, dated April 1, 2014 between Vitaxel and Lim Wee Kiat ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.5†	Consulting Agreement, dated November 1, 2015, between Vitaxel and Leong Yee Ming ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.6†	Letter of Appointment, dated March 24, 2015, between Vitaxel and Lee Wei Boon ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.7†	Letter of Appointment, dated December 1, 2014, between Vitaxel and Yee Hing Yip ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.8†	Letter of Appointment, dated February 6, 2015, between Vitaxel and Lim Boon Seng ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.9†	Letter of Appointment, dated October 28, 2015, between Vionmall and Wong Chien Nan ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.10	Travel Agency Services Contract dated November 1, 2015 between Vitaxel SDN BHD and Ho Wah Genting Holiday SDN BHD ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.11	License Agreement by and between Vitaxel Group Limited and Vitaxel Private Limited dated August 6, 2016 ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2016)

10.12	License Agreement by and between Vitaxel Group Limited and Vitaxel Corp (Thailand) Ltd.dated August 15, 2016, as amended on August 21, 2016 ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2016 )

16.1	Letter from Li and Company PC dated November 23, 2015 to the Securities and Exchange Commission ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 23, 2015 )

16.2	Letter from KLJ & Associates, LLP dated May 3, 2016 to the Securities and Exchange Commission ( incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 4, 2016 )

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive required under Section 1350 of the Exchange Act

32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAXEL GROUP LIMITED

Date: April 17, 2018	By:	/s/ Leong Yee Ming
Leong Yee Ming
Chief Executive Officer (principal executive officer)

Date: April 17, 2018	By:	/s/ Lim Wee Kiat
Lim Wee Kiat
Chief Financial Officer (principal financial and accounting officer)

 Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leong Yee Ming		April 17, 2018
Leong Yee Ming	Chief Executive Officer (principal executive officer)

Signature	Title	Date

/s/ Lim Wee Kiat	Chief Financial Officer (principal financial and accounting officer)	April 17, 2018
Lim Wee Kiat

Signature	Title	Date
/s/ Kay Wong-Alafriz Kay Wong-Alafriz	Director	April 17, 2018
/s/ Richard Anzalone Richard Anzalone	Director	April 17, 2018
/s/ Lim Wai Khoong Lim Wai Khoong	Director	April 17, 2018