Form 10-Q/A
period 2017-03-31
Vitaxel Group Ltd
filed 2018-05-15
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☒    No ☐

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 11, 2018, the registrant has 54,087,903 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) is being filed to amend and restate in its entirely Part I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as originally filed with SEC on May 22, 2017 (the “Original Form 10-Q”).

The Consolidated Balance Sheets, Consolidated Statement of Income and Comprehensive Loss for the quarter ended March 31, 2017 and Consolidated Statements of Cash Flows included in this Amendment have been restated to correct the revenue, cost of goods sold and operating expenses.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. Those sections of the Original Form 10-Q that are unaffected by the Amendment are not included herein. This Amendment continues to speak as of the date of the Original Form 10-Q. Furthermore, this Amendment does not reflect events occurring after the dates of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q, and with our subsequent filings with the SEC.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vitaxel Group Limited

CONSOLIDATED BALANCE SHEETS

As of March 31, 2017 and December 31, 2016

(In U.S.dollars)

	As of March 31,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,421	$105,432
Accounts receivable	—	1,944
Prepayment	5,685	5,070
Amount due from related parties	27,453	27,082
Amount due from an associated company	79,252	—
Due from director	5,133	5,427
Inventories	37,331	53,913
Other receivables and other assets	40,058	21,978
Total Current Assets	285,333	220,846

NON-CURRENT ASSETS
Property, plant and equipment, net	200,618	194,669
Total Non-Current Assets	200,618	194,669

TOTAL ASSETS	$485,951	$415,515

CURRENT LIABILITIES
Amounts due to related parties	$817,877	$632,239
Amounts due to an associated company	—	279,219
Due to Director	59,617	—
Commission payables	159,417	115,915
Accounts payable	2,197	8,251
Accrued expense and other payables	614,173	446,487
Total Current Liabilities	1,653,281	1,482,111

NON-CURRENT LIABILITY
Deferred tax liability	—	—
TOTAL LIABILITIES	1,653,281	1,482,111

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock par value $0.000001: 7,000,000,000 shares authorized; 5,408,754,000 and 5,098,725,000 shares issued and outstanding, respectively	5,409	5,099
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Additional paid-in capital	4,749,798	1,340,504
Accumulated deficit	(6,245,200)	(2,639,138)
Accumulated other comprehensive income	322,663	226,939
Total Stockholders’ Equity	(1,167,330)	(1,066,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$485,951	$415,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
REVENUE	$483,473	$860,240

COST OF REVENUE	(138,984)	(555,088)

GROSS PROFIT	344,489	305,152

OPERATING EXPENSES
Selling expense	(101)	(867)
General and administrative expenses	(3,936,664)	(357,754)
Total Operating Expenses	(3,936,765)	(358,621)

LOSS FROM OPERATIONS	(3,592,276)	(53,469)

OTHER INCOME/(EXPENSE), NET
Other Income	10,240	56,750
Other Expense	(80)	(313)
Total Other Income / (Expense), net	10,160	56,437

INCOME/(LOSS) BEFORE TAXES	(3,582,116)	2,968

Income tax expense	—	—

Net Income/(Loss)	$(3,582,116)	$2,968

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	95,724	(105,825)

TOTAL COMPREHENSIVE LOSS	$(3,486,392)	$(102,57)

Weighted average number of common shares outstanding - basic and diluted	5,408,754,000	4,936,470,492
Net loss per share
- basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	For the Period Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,582,116)	$2,968
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	6,125	5,000
Issuance of employee equity incentive plan	3,409,604	—
Changes in operating assets and liabilities
Accounts Receivable	1,944	—
Prepayment	(615)	(1,230)
Other receivables and other assets	(15,673)	(8,339)
Inventories	16,582	(11,783)
Accounts Payable	(6,054)	—
Commission payables	43,502	124,293
Other payables and accrued expenses	97,163	298,675
Tax payable	—	24,298
Net cash (used in) generated from operating activities	(29,538)	433,882

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(12,074)	(93,048)
Net cash used in investing activities	(12,074)	(93,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from directors	59,617	25,641
(Repayments) Proceeds from related parties	(131,876)	202,797
Amount due to directors	294	—
Amount due from related parties	27,082	—
Net cash provided by (used in) financing activities	(44,883)	228,438

EFFECT OF EXCHANGE RATES ON CASH	71,484	(105,825)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,011)	463,447

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	105,432	303,794

CASH AND CASH EQUIVALENTS AT END OF YEAR	$90,421	$767,241

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

Vitaxel Online Mall SBN BHD (“Vionmall”), was incorporated in Malaysia on September 22, 2016. The Company is primarily in developing online shopping platforms geared to Vitaxel and its members and the third party suppliers of products and services.

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

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Consolidated Statement of Income and Comprehensive Income (Loss).

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $6,245,200 as of March 31, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Long-term investment consists of the following:

	As of March 31, 2017	As of December 31, 2016
Long-term investment -cost	$27,539	$27,539
Long-term investment -share of loss in investment in an associated company	(25,716)	(25,716)
Foreign currency translation adjustment	(1,823)	(1,823)
	$—	$—

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of March 31, 2017	As of December 31, 2016

Office equipment	$30,892	$30,476
Computer equipment	68,415	61,516
Furniture and fittings	7,293	7,131
Electrical & fitting	342	337
Motor vehicle	15,524	15,315
Software and website	10,586	7,544
Renovations	99,508	98,167
	232,560	220,486

Less: Accumulated depreciation	(31,942)	(25,817)

Balance at end of period/year	$200,618	$194,669

Depreciation expenses charged to the statements of operations for the period ended March 31, 2017 and 2016 were $6,125 and $5,000 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of March 31, 2017	As of December 31, 2016

Provisions	$22,622	$21,243
Others	591,551	425,244
Balance at end of period/year	$614,173	$446,487

8.	AMOUNT DUE TO A DIRECTOR

	As of March 31, 2017	As of December 31, 2016
Amounts due to a director
Dato’ Lim Hui Boon	$59,617	$—

9.	INCOME TAX

Provision for income taxes consisted of the following:

For the three months ended
	March 31, 2017	March 31, 2016

Current:
Provision for Malaysian income tax	$—	$—
Provision for Singaporean income tax
Provision for U.S. income tax	—	—
Deferred:
Provision for Malaysian income tax	—	—
Provision for Singaporean income tax	—	—
Provision for U.S. income tax	—	—
	$—	$—

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

	For the period ended
	March 31, 2017	March 31, 2016

Profit (loss) before income tax	$(207,412)	$2,968
Permanent difference	207,412	—
Taxable income	$—	$2,968
Malaysian income tax rate	24%	24%
Current tax expenses	$—	$712
Less: Valuation allowance	—	712
Income tax expenses	$—	$—

United States of America

Vitaxel Group Limited is a company incorporated in State of Nevada and on consolidation of its subsidiaries accounts recorded a loss before income tax of $3,409,604 and $44,318 for the period ended March 31, 2017 and 2016 respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 34% for the periods ended March 31, 2017 and 2016, respectively, to income before income taxes is as follows:

	For the year ended
	March 31, 2017	March 31, 2016

Profit (loss) before income tax	$(3,582,116)		$(44,318)
Permanent difference	3,582,116		44,318
Taxable income	$—		$—
United States income tax rate	34%		34%
Current tax expenses	$—	$
Less: Valuation allowance	—		—
Income tax expenses	$—		$—

Singapore

Vitaxel Singapore PTE. Ltd. is a company incorporated in Singapore and is eligible for partial tax exemption which effectively translates to about 8.5% tax rate on corporate profits up to SGD300,000 and 17% above SGD300,000. No provision for income tax is required due to the company not having any income or losses for the period ended March 31, 2017 and 2016.

No deferred tax has been provided as there are no material temporary differences arising during the periods ended March 31, 2017 and 2016.

10.	AMOUNT DUE FROM AN ASSOCIATE COMPANY

	As of March 31, 2017	As of December 31, 2016
Vitaxel Corporation Thailand Co., Ltd.	$79,252	$—

11.	AMOUNT DUE TO ASSOCIATED COMPANIES

	As of March 31, 2017	As of December 31, 2016
Vitaxel Corporation Thailand Co., Ltd.	$—	$279,219

12.	RELATED PARTIES TRANSACTIONS

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the period ended
	March 31, 2017	March 31, 2016

Net (loss)/income applicable to common shares	$(3,582,116)	$2,968

Weighted average common shares outstanding (Basic and diluted)	5,408,754,000	4,936,470,492

	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

15.	CORRECTION OF ERROR

On April 16, 2018 the Board of Directors of Vitaxel Group Limited (the “Company”) determined that the Quarterly Reports on Form 10-Q for the periods ended March 31, 2017, June 30, 2017 and September 30, 2017 need to be revised. These revisions are necessary due to errors with respect to the (i) cost of goods sold, (ii) shares issued in January 2017 and in March 2017 and (iii) minor corrections in the revenues.

Management noted an error in billing to its related party, Vitaxel Corporation Thailand Co., Ltd, for goods sold to them during the two quarters of fiscal year ended December 31, 2017 which led to the changes in cost of goods sold. It was also discovered that shares issued on January 4, 2017 and on March 21, 2017 were not properly recorded in the Form 10-Q for the period ended March 31, 2017. Due to miscommunications within the Company, the shares issued pursuant to the 2016 Equity Incentive Plan were not recorded.

As a result of these errors, cost of goods sold were understated by $3,395, overstated by $25,465 and $51,609 respectively for the periods ended March 31, 2017, June 30, 2017 and September 30, 2017. General and administrative expenses were understated by $3,409,604 for the periods ended March 31, 2017, June 30, 2017 and September 30, 2017. Revenue was understated by $38,925 and $22,236 respectively for the periods ended March 31, 2017 and June 30, 2017, and overstated by $3,713 for the period ended September 30, 2017.

Accordingly, the previously filed reports should no longer be relied upon and the Company has revised its Consolidated Balance Sheet as of March 31, 2017, June 30, 2017 and September 30, 2017 and Consolidated Statement of Income and Comprehensive Loss for three months ended March 31, 2017, six months ended June 30, 2017 and nine months ended September 30, 2017. The effect of recording the corrections on certain balance sheet accounts are set forth in the below table. The presentation in the Consolidated Statement of Cash Flows have also been restated accordingly.

	For 3 months ended March 31, 2017		For Six-Month Period ended June 30, 2017		For Nine-Month Period ended September 30, 2017
Accounts	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Total Revenue	$445,178	$483,473	$535,793	$558,029	$557,862	$554,149
Cost of Revenue	(135,589)	(138,984)	(203,222)	(177,757)	(236,755)	(185,146)
Gross Profit	309,589	344,489	332,571	380,272	321,107	369,003
General and administrative expenses	(527,060)	(3,936,664)	(803,890)	(4,213,494)	(1,094,498)	(4,504,102)
Loss From Operations	(527,161)	(3,592,276)	(471,577)	(3,833,480)	(774,082)	(4,135,790)
Net Loss	(207,412)	(3,582,116)	(428,141)	(3,790,044)	(754,887)	(4,116,595)
Total Comprehensive Loss	(111,688)	(3,486,392)	(655,080)	(4,016,983)	(766,906)	(4,128,614)
Amount due from an associated company	40,957	79,252	117,156	139,392	112,119	108,406
Accrual and other payables	610,778	614,173	694,100	668,635	660,604	608,995
Additional paid-in capital	1,340,504	4,749,798	1,340,504	4,749,798	1,340,194	4,749,798
Accumulated deficit	(2,870,496)	(6,245,200)	(2,697,919)	(6,059,822)	(2,983,457)	(6,345,165)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations –Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following discussion should be read in conjunction with our consolidated financial statements in Item 1, Financial Statements , for the three months ended March 31, 2017 and 2016 and the related notes thereto.

Revenue

We recognized $483,473 and $860,240 revenues for the periods ended March 31, 2017 and 2016, respectively. The decrease in revenue is attributable to a decrease in our sales due to fewer customers in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended March 31, 2017 was $138,984 compared to $555,088 for the period ended March 31, 2016. The decrease is comparable to the decrease of revenue and attributable to lower sales.

Gross Profit

Gross profit for the period ended March 31, 2017 was $344,489 compared to $305,152 for the period ended March 31, 2016. The increase is attributable to the decrease in costs for the current period as compared to the same period last year.

Operating Expenses

For the period ended March 31, 2017, we incurred total operating expenses in the amount of $3,936,765, composed of selling expenses of $101 and general and administrative expenses totalling $3,936,664. Whilst, for the period ended March 31, 2016, we incurred total operating expenses in the amount of $358,621 which was composed of selling expenses of $867 and general and administrative expenses totalling $357,754. The decrease of $766 or 88% for the selling expenses, along with the increase of $3,578,910 or 1000% for the administrative expenses, caused total operating expenses to increase by $3,578,144, or 998%.

Liquidity and Capital Resources

As of March 31, 2017, we had a cash balance of $90,421. During the period ended March 31, 2017, net cash used in operating activities totalled $29,538. Net cash used in investing activities totalled $12,074. Net cash used in financing activities during the period totalled $44,883. The resulting change in cash for the period was a decrease of $15,011, which was primarily due to cash used in inventories, commission payables, income tax payable, and purchase of property, plant and equipment.

As of March 31, 2017, we had current liabilities of $1,653,281, which was composed of amount due to related parties of $817,877, commission payables of $159,417, account payable of $2,197, accruals and other payable of $614,173 and amount due to a director of $59,617.

As of March 31, 2016, we had a cash balance of $767,241. During the period ended March 31, 2016, net cash generated from operating activities totalled $433,882. Net cash used in investing activities totalled $93,048. Net cash generated from financing activities during the year totalled $228,438. The resulting change in cash for the period was an increase of $463,447, which was primarily due to cash in from accruals and other payables, commission payables, amount due to a related party and amount due to a director.

As of December 31, 2016, we had current liabilities of $1,482,111, which was composed of amount due to related parties of $632,239, amount due to an associated company of $279,219, other payable of $446,487, commission payables of $115,915 and account payable of $8,251, accruals and other payable of $446,487.

We had net liabilities of $1,167,330 and $1,066,596 as of March 31, 2017 and December 31, 2016, respectively.

The Company has incurred losses since its inception resulting in an accumulated deficit of $6,245,200 as of March 31, 2017, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

●	our ability to raise additional funding; and
●	the results of our proposed operations.

Going Concern Consideration

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $6,245,200 as of March 31, 2017 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty.

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

VITAXEL GROUP LIMITED

May 15, 2018	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)

VITAXEL GROUP LIMITED

May 15, 2018	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (principal financial and accounting officer)