Form 10-Q/A
period 2017-06-30
Vitaxel Group Ltd
filed 2018-05-15
CIK 1623590

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

As of May 11, 2017, the registrant has 54,087,903 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) is being filed to amend and restate in its entirely Part I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as originally filed with SEC on May 22, 2017 (the “Original Form 10-Q”).

The Consolidated Balance Sheets, Consolidated Statement of Income and Comprehensive Loss for the quarter and six-month period ended June 30, 2017 and Consolidated Statements of Cash Flows included in this Amendment have been restated to correct the revenue, cost of goods sold and operating expenses.

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

  VITAXEL GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

As of June 30, 2017 and December 31, 2016

(Stated in US Dollars)

	As of June 30, 2017	As of December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,895	$105,432
Accounts receivable	—	1,944
Prepayment	21,385	5,070
Amount due from related companies	33,032	27,082
Amounts due from an associated company	139,392	—
Due from director	—	5,427
Inventories	32,699	53,913
Other receivables and other assets	51,509	21,978
Total Current Assets	302,912	220,846

NON-CURRENT ASSETS
Investment in associated companies	—	—

Property, plant and equipment, net	198,070	194,669
Total Non-Current Assets	198,070	194,669

TOTAL ASSETS	$500,982	$415,515

CURRENT LIABILITIES
Amounts due to related companies	$1,137,943	$632,239
Amounts due to an associated company	—	279,219
Commission payables	156,894	115,915
Accounts payable	—	8,251
Accruals and other payables	668,635	446,487
Total Current Liabilities	1,963,472	1,482,111

TOTAL LIABILITIES	1,963,472	1,482,111

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 outstanding (2016: par value $0.000001: 7,000,000 shares authorized; 5,098,725,000 outstanding) Preferred stock par value $0.0001: 1,000,000 shares; - shares issued and outstanding, respectively	5,409	5,099
Additional paid-in capital	4,749,798	1,340,504
Accumulated deficit	(6,059,822)	(2,639,138)
Accumulated other comprehensive income/(losses)	(157,875)	226,939
Total Stockholders’ Equity	(1,462,490)	(1,066,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,982	$415,515

The accompanying notes are an integral part of the consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE	$74,556	$435,030	$558,029	$1,294,912

COST OF REVENUE	(38,773)	(356,221)	(177,757)	(911,309)

GROSS PROFIT	35,783	78,809	380,272	383,603

OPERATING EXPENSES
Selling expense	(155)	(648)	(258)	(1,515)
General and administrative expenses	(227,549)	(572,549)	(4,213,494)	(930,303)
Total Operating Expenses	(227,704)	(573,197)	(4,213,752)	(931,818)

(LOSS)/INCOME FROM OPERATIONS	(191,921)	(494,388)	(3,833,480)	(548,215)

OTHER INCOME/(EXPENSE), NET
Other Income	33,188	14,879	43,630	71,629
Other Expense	(108)	(9,443)	(194)	(9,756)
Total Other Income / (Expense), net	33,080	5,436	43,436	61,873

NET INCOME SURPLUS/(LOSS) BEFORE TAXES	(158,841)	(488,952)	(3,790,044)	(486,342)

Income tax expense	—	—	—	—

Net loss	$(158,841)	$(488,952)	$(3,790,044)	$(486,342)

OTHER COMPREHENSIVE INCOME SURPLUS/ (LOSS)
Foreign currency translation adjustment	95,974	31,577	(226,939)	(74,248)

TOTAL COMPREHENSIVE INCOME/(LOSS)	$(62,867)	$(457,375)	$(4,016,983)	$(560,590)

Weighted average number of shares outstanding during the period – basic and diluted	54,087,903	4,936,470,492	54,087,903	4,936,470,492

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,790,044)	$(486,342)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	10,899	9,784
Issuance of employee equity incentive plan	3,409,604	—
Changes in operating assets and liabilities
Accounts receivable	1,944	—
Prepayment	(16,315)	12,308
Other receivables and other assets	(29,531)	21,449
Deferred tax asset	—	(8,124)
Inventories	21,214	(23,190)
Trade creditor	(8,251)	2,109
Commission payables	40,979	(185,686)
Other payables and accrued expenses	222,148	296,773
Deferred tax liability	—	8,124
Tax payable	—	(8,721)
Net cash (used in) provided by operating activities	(137,353)	(361,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,617)	(105,543)
Net cash used in investing activities	(15,617)	(105,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from directors	5,427	24,845
(Decrease) in amount due to an associated company	(418,611)	—
Proceeds from related parties	499,754	431,974
Net cash provided by financing activities	86,570	456,819

EFFECT OF EXCHANGE RATES ON CASH	(14,137)	(82,728)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,537)	(92,968)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	105,432	303,794

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,895	210,825

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	—

Cash paid for income tax	$—	$—

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $6,059,822 as of June 30, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of June 30, 2017	As of December 31, 2016

Provisions	$92,841	$21,243
Others	575,794	425,244
Balance at end of period/year	$668,635	$446,487

8.	RELATED PARTIES TRANSCTIONS

	As of June 30, 2017	As of December 31, 2016
Amount of due from related parties
Beedo SDN BHD	$27,895	$18,062
Ho Wah Genting Berhad	4,890	9,020
Ho Wah Genting Group Sdn Berhad	247	—
Balance at end of period/year	$33,032	$27,082

Beedo SDN BHD was a subsidiary of related company Ho Wah Genting Group SDN BHD from June 25, 2015 to August 12, 2016.

Amount of due from director
Lim Wee Kiat	$—	$1,482
Leong Yee Ming	$—	$3,945
Balance at end of period/year	$—	$5,427

Amount of due from an associated company
Vitaxel Corporation (Thailand) Limited	$139,392	$—
Balance at end of period/year	$139,392	$—

	As of June 30, 2017	As of December 31, 2016
Amount of due to related parties
Ho Wah Genting Group Sdn Berhad	$856,694	$607,918
Ho Wah Genting Holiday Sdn Bhd	3,792	8,087
Genting Highlands Taxi Services SDN BHD	16,953	16,234
Vitaxel Sdn Bhd	17,548	—
Grande Legacy Inc.	181,533	—
Dato’ Lim Hui Boon	61,423
Balance at end of period/year	$1,137,943	$632,239

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

11.	CORRECTION OF ERROR

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

Revenue

We recognized $74,556 and $435,030 revenue for the period ended June 30, 2017 and 2016, respectively.

The decrease in sales in the current period was due to promotion campaign being channelled to another region with a different company in the second quarter of 2017 and hence sales differed vastly to that of the three months ended June 30, 2016.

Cost of Sales

Cost of sales for the period ended June 30, 2017 was $38,773 compared to $356,221 for the period ended June 30, 2016.

Proportionally the decrease was due to the revision of the commission plan to reduce the scale of commission and re-channelled promotion campaign

Gross Profit

Gross profit for the period ended June 30, 2017 was $35,783 compared to $78,809 for the period ended June 30, 2016. Based on the re-channelled promotion campaign and revised commission plan in the current period, the change led to a proportionate decrease in cost of sales (June 30, 2017: 52% of sales versus June 30, 2016: 82% of sales).

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

Revenue

We recognized $558,029 and $1,294,912 revenue for the period ended June 30, 2017 and 2016, respectively.

The decrease in sales is due to members unable to bring in new customers in the six months ended June 30, 2017 and the rechanneled promotion of new campaign to new region and new company during the second quarter of 2017.

Cost of Sales

Cost of sales for the period ended June 30, 2017 was $177,757 compared to $911,309 for the period ended June 30, 2016.

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

Gross Profit

Gross profit for the period ended June 30, 2017 was $380,272 compared to $383,603 for the period ended June 30, 2016.

Operating Expenses

For the period ended June 30, 2017, we incurred total operating expenses in the amount of $4,213,752, composed of selling expenses of $258 and general and administrative expenses $4,213,494. While, for the period ended June 30, 2016, we incurred total operating expenses in the amount of $931,818, which was composed of selling expenses of $1,515 and general and administrative expenses $930,303.

Liquidity and Capital Resources

As of June 30, 2017, we had a cash balance of $24,895. During the period ended June 30, 2017, net cash provided by operating activities totalled $137,353. Net cash used in investing activities totalled $15,617. Net cash generated from financing activities during the period totalled $86,570. The resulting change in cash for the period was a decrease of $80,537, which was primarily due to cash used in inventories, inventory was decreased and cash was provided due to it’s decrease, commission payables, income tax payable, and purchase of property, plant and equipment.

As of June 30, 2017, we had current liabilities of $1,963,472, which was composed of other payable of $668,635, commission payables of $156,894 and amount due to a related party of $1,137,943.

As of December 31, 2016, we had current liabilities of $1,482,111, which was composed of amounts due to a related party of $632,239, amount due to an associated company of $279,219, commission payables of $115,915, accounts payable of $8,251 and accruals and other payables of $446,487.

We had net liabilities of $1,462,490 and $1,066,596 as of June 30, 2017 and December 31, 2016, respectively.

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
Leong Yee Ming, Chief Executive Officer ( Principal Executive Officer )

VITAXEL GROUP LIMITED

May 15, 2018	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (Principal Financial and Accounting Officer )