Form 10-Q/A
period 2017-09-30
Vitaxel Group Ltd
filed 2018-05-15
CIK 1623590

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

There were 54,087,903 shares of the issuer’s common stock outstanding as of May 11, 2018.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed to amend and restate in its entirely Part 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as originally filed with SEC on May 22, 2017 (the “Original Form 10-Q”).

The Consolidated Balance Sheets, Consolidated Statement of Income and Comprehensive Loss for the quarter and nine months period ended September 30, 2017 and Consolidated Statements of Cash Flows included in this Amendment have been restated to correct the revenue, cost of goods sold and operating expenses.

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

Vitaxel Group Limited

CONSOLIDATED BALANCE SHEETS

As of September 30, 2017 and December 31, 2016

(In U.S.dollars)

	As of September 30,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$170,478	$105,432
Accounts receivable	—	1,944
Inventories	27,417	53,913
Amount due from related companies	14,866	27,082
Amount due from an associated companies	108,406	—
Due from director	1,744	5,427
Other receivables, prepayments and other current assets	28,172	27,048
Total Current Assets	351,083	220,846

NON-CURRENT ASSETS
Investment in associated company	—	—
Property, plant and equipment, net	214,518	194,669
Total Non-Current Assets	214,518	194,669

TOTAL ASSETS	$565,601	$415,515

CURRENT LIABILITIES
Amounts due to related companies	$1,527,999	$632,239
Amounts due to an associated company	—	279,219
Commission payables	146,723	115,915
Accounts payable	8,628	8,251
Accruals and other payables	608,995	446,487
Total Current Liabilities	2,292,345	1,482,111
TOTAL LIABILITIES	2,292,345	1,482,111

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock par value $0.0001: 70,000,000 shares authorized and 54,087,903 shares outstanding	5,409	5,409
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Additional paid-in capital	4,749,798	1,340,194
Accumulated deficit	(6,345,165)	(2,639,138)
Accumulated other comprehensive (loss) / income	(136,786)	226,939
Total Stockholders’ Equity	(1,726,744)	(1,066,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,601	$415,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE	$13,803	$434,890	$554,149	$1,729,802

COST OF REVENUE	(7,389)	(312,278)	(185,146)	(1,223,587)

GROSS PROFIT	6,414	122,612	369,003	506,215

OPERATING EXPENSES
Selling expense	(433)	(80)	(691)	(1,595)
General and administrative expenses	(290,608)	(373,645)	(4,504,102)	(1,303,948)
Total Operating Expenses	(291,041)	(373,725)	(4,504,793)	(1,305,543)

LOSS FROM OPERATIONS	(284,627)	(251,113)	(4,135,790)	(799,328)

INVESTMENT INCOME, NET	—	36,412	—	36,412

OTHER INCOME/(EXPENSE), NET
Other Income	200	—	43,830	61,020
Other Expense	(24,441)	(22,609)	(24,635)	(21,756)
Total Other Income / (Expense), net	(24,241)	(22,609)	19,195	39,264

NET LOSS BEFORE TAXES	(308,868)	(237,310)	(4,116,595)	(723,652)

Income tax expense	—	—	—	—

Net gain/(loss)	$(308,868)	$(237,310)	$(4,116,595)	$(723,652)

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	214,920	74,022	(12,019)	(31,804)

TOTAL COMPREHENSIVE (LOSS)	$(93,948)	$(163,288)	$(4,128,614)	$(755,456)

Weighted average number of shares outstanding during the period – basic and diluted	54,087,903	49,364,705	54,087,903	49,364,705

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	For the Period Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,116,595)	$(723,652)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation – property, plant and equipment	19,367	15,604
Issuance of employee equity incentive plan	3,409,604	—
Prepayment	(3,527)	(470)
Other receivables and other assets	2,403	(46,042)
Deferred tax asset	—	(7,914)
Inventories	26,496	(7,026)
Accounts receivable	1,944	—
Amount due from associate	(112,119)	—
Trade creditor	377	6,203
Amount due from related parties	12,216	(24,623)
Commission payables	30,808	(271,968)
Other payables and accrued expenses	162,508	(124,131)
Deferred tax liability	—	7,914
Tax payable	—	(11,901)
Net cash (used in) generated from operating activities	(566,518)	(1,188,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(39,216)	(115,286)
Purchase of intangible assets	—	(4,724)
Net cash used in investing activities	(39,216)	(120,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from directors	3,683	24,201
Proceeds from related parties	620,254	1,108,723
Net cash provided by (used in) financing activities	623,937	1,132,924

EFFECT OF EXCHANGE RATES ON CASH	46,843	(31,804)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	65,046	(206,896)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	105,432	303,794

CASH AND CASH EQUIVALENTS AT END OF YEAR	$170,478	$96,898

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

Financial instrument : In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases : In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $6,345,165 as of September 30, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of September 30, 2017	As of December 31, 2016

Provisions	$29,219	$21,243
Others (1)	579,776	425,244
Balance at end of period/year	$608,995	$446,487

(1)         Other payables mainly consist of members allocated redemption points and commission payable.

8.	RELATED PARTIES TRANSACTIONS

	As of September 30, 2017	As of December 31, 2016
Amount of due from related parties
Beedo SDN BHD (1)	$14,272	$18,062
Ho Wah Genting Berhad	—	9,020
Ho Wah Genting Group Sdn Berhad	594	—
Balance at end of period/year	$14,866	$27,082

(1) Beedo SDN BHD was a subsidiary of related company Ho Wah Genting Group SDN BHD from June 25, 2015 to August 12, 2016.

Amount of due from director
Lim Wee Kiat	$—	$1,482
Leong Yee Ming	$1,744	$3,945
Balance at end of period/year	$1,744	$5,427

Amount of due from an associated company
Vitaxel Corporation (Thailand) Limited (4)	$108,406	$—
Balance at end of period/year	$108,406	$—

Amount of due to related parties
Dato’ Lim Hui Boon (1)	$64,442	$—
Ho Wah Genting Group Sdn Berhad (2)	693,854	607,918
Ho Wah Genting Holiday Sdn Bhd (3)	2,025	8,087
Genting Highlands Taxi Services Sdn Bhd (4)	14,885	16,234
VSpark Malaysia Sdn Bhd	4,761	—
Grande Legacy Inc. (5)	748,032	—
Balance at end of period/year	$1,527,999	$632,239

(1)	As of September 30, 2017 and December 31, 2016, the amount due to the President of the Company, Dato’ Lim Hui Boon was $64,442 and $0, respectively. These amounts were unsecured, interest-free and repayable on demand.

(2)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Bhd.

(3)	A former director of the Company, Lim Chun Hoo, is also a director of Ho Wah Genting Holiday Sdn Bhd. On March 31, 2017, Lim Chun Hoo resigned from the Company.

(4)	A director of the Company, Lim Wee Kiat, is also a director of Genting Highlands Taxi Services Sdn Bhd and of Vitaxel Sdn Bhd.

(5)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc.

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

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of September 30, 2017 are payable as follows:

Year ending December 31, 2017	90,810
Year ending December 31, 2018	22,122
Total	$112,932

 Rental expense of the Company was $60,789 and $90,527 for the period ended September 30, 2017 and 2016, respectively.

10.	CORRECTION OF ERROR

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

Revenue

We recognized $13,803 and $434,890 revenues for the periods ended September 30, 2017 and 2016, respectively. The decrease in revenue is attributable to a decrease in our sales due to fewer customers in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended September 30, 2017 was $7,389 compared to $312,278 for the period ended September 30, 2016. The decrease is comparable to the decrease of revenue, and attributable to higher sales.

Gross Profit

Gross profit for the period ended September 30, 2017 was $6,414 compared to $122,612 for the period ended September 30, 2016. The decrease is attributable to the decrease in customers for the current period as compared to the same period last year.

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

Revenue

We recognized $554,149 and $1,729,802 revenues for the periods ended September 30, 2017 and 2016, respectively. The decrease in revenue by 32% is primarily due to the effect of foreign currency translation, or the translation of the applicable foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The increase of revenue in functional currency, or the applicable local currency, is shown as a decrease of that in presentation currency, or U.S. dollars, due to the fluctuation of exchange rates.

Cost of Sales

Cost of sales for the period ended September 30, 2017 was $185,146 compared to $1,223,587 for the period ended September 30, 2016. The decrease is due to procurement cost control. Unit purchase prices decreased as procurement scale increased during the nine months ended September 30, 2017 as compared to the same period last year.

Gross Profit

Gross profit for the period ended September 30, 2017 was $369,003 compared to $506,215 for the period ended September 30, 2016. The improvement is primarily attributable to the change of commission plan since beginning of 2016 which reduced the cost of revenue. The more effective cost control was achieved by lower percentage of commission offered to the customer. That is reason why both gross profit and gross profit margin was improved even the revenue was comparable between two periods.

Operating Expenses

For the period ended September 30, 2017, we incurred total operating expenses in the amount of $4,504,793, composed of selling expenses of $691 and general and administrative expenses totalling $4,504,102. While, for the period ended September 30, 2016, we incurred total operating expenses in the amount of $1,305,543, which was composed of selling expenses of $1,595 and general and administrative expenses totalling $1,303,948. The decrease of $904, or 57% for the selling expenses and the increase of $3,200,154, or 245% for the administrative expenses, caused total operating expenses to increase by $3,200,854, or 245%.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $170,478. During the period ended September 30, 2017, net cash used in operating activities totalled $566,518. Net cash used in investing activities totalled $39,216. Net cash generated from financing activities during the period totalled $623,937. The resulting change in cash for the period was a increase of $65,046, which was primarily due to cash generated from proceeds from directors and related parties.

As of September 30, 2017, we had current liabilities of $2,292,345, which was composed of amount due to related parties of $1,527,999, other payable of $608,995, commission payables of $146,723, amount due to a director of $0, account payable of $8,628 and tax payable of $0.

We had net liabilities of $1,726,744 and $1,066,596 as of September 30, 2017 and December 31, 2016, respectively.

The Company has incurred losses since its inception resulting in an accumulated deficit of $6,345,165 as of September 30, 2017, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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