Form 10-Q
period 2018-03-31
Vitaxel Group Ltd
filed 2018-06-13
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2018

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

As of June 8, 2018, the registrant has 54,087,903 shares of common stock outstanding.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vitaxel Group Limited

CONSOLIDATED BALANCE SHEETS

As of March 31, 2018 and December 31, 2017

(In U.S.dollars)

	As of March 31,	As of December 31,
	2018 (Unaudited)	2017 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,413,442	$691,199
Amount due from related parties	415,616	136,010
Inventories	26,795	28,525
Other receivables, prepayments and other current assets	22,306	44,305
Total Current Assets	1,878,159	900,039

NON-CURRENT ASSETS
Long-term investments	638,786	—
Property, plant and equipment, net	235,862	231,058
Total Non-Current Assets	874,648	231,058

TOTAL ASSETS	$2,752,807	$1,131,097

CURRENT LIABILITIES
Amounts due to related parties	$4,600,150	$2,370,003
Commission payables	158,640	152,871
Accounts payable	—	31,406
Accrued expense and other payables	398,379	492,813
Total Current Liabilities	5,157,169	3,047,093
TOTAL LIABILITIES	5,157,169	3,047,093

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(7,179,203)	(6,776,474)
Accumulated other comprehensive income	19,634	105,271
Total Stockholders’ Equity	(2,404,362)	(1,915,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,752,807	$1,131,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(In U.S. dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
REVENUE	$12,715	$483,473

COST OF REVENUE	(2,542)	(138,984)

GROSS PROFIT	10,173	344,489

OPERATING EXPENSES
Selling expense	(681)	(101)
General and administrative expenses	(306,936)	(3,936,664)
Total Operating Expenses	(307,617)	(3,936,765)

LOSS FROM OPERATIONS	(297,444)	(3,592,276)

OTHER INCOME/(EXPENSE), NET
Other Income	—	10,240
Other Expense	(105,285)	(80)
Total Other Income / (Expense), net	(105,285)	10,160

LOSS BEFORE TAXES	(402,729)	(3,582,116)

Income tax expense	—	—

Net Loss	$(402,729)	$(3,582,116)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(85,637)	(95,724)

TOTAL COMPREHENSIVE LOSS	$(488,366)	$(3,486,392)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903
Net Income / (loss) per share
- basic and diluted	$(0.01)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitaxel Group Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	For the Period Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(402,729)	$(3,582,116)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation – property, plant and equipment	10,032	6,125
Issuance of employee equity incentive plan	—	3,409,604
Changes in operating assets and liabilities
Accounts Receivable	—	1,944
Other receivables, prepayments and other current assets	21,999	(16,288)
Inventories	1,730	16,582
Amount due from associated company	11,379	—
Accounts Payable	(31,406)	(6,054)
Commission payables	5,769	43,502
Other payables and accrued expenses	(94,434)	97,163
Net cash used in from operating activities	(477,660)	(29,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments	(638,786)	—
Purchase of property, plant and equipment	(14,836)	(12,074)
Net cash used in investing activities	(653,622)	(12,074)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) / Proceeds from directors	(40,491)	59,911
Proceeds / (Repayments) from related parties	1,979,653	(104,764)
Net cash provided by (used in) financing activities	1,939,162	(44,883)

EFFECT OF EXCHANGE RATES ON CASH	(85,637)	71,484

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	722,243	(15,011)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	691,199	105,432

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,413,442	$90,421

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars

In the opinion of management, we have made all adjustments necessary to present a fair statements of the financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. All significant intercompany transactions and balances are eliminated on consolidation.

Fiscal year end is December 31.

Use of estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2018 and December 31, 2017, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Security investment is valued at closing price reported on the active market on which the individual securities are traded. Carrying values of non-derivative financial instruments, including cash, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

In the first quarter of 2018, we adopted the ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10). Under the new ASC, entities no longer use the cost method of accounting as it was applied before, but it can elect a measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820 to estimate fair value using the NAV per share. After management’s assessment of each of the equity investments, management concluded that investments should be accounted for using measurement alternative. Under the alternative, the Company measures these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, and the Company has to make a separate election to use the alternative for each eligible investment and has to apply the alternative consistently from period to period until the investment’s fair value becomes readily determinable. ASU further requires that the Company should use prospective method for all equity investments without readily determinable fair values.

Inventories

Inventories are stated at lower of cost or net realizable value, with cost determined on a weighted-average method. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods and the raw material items with large amounts, and by a category basis for low value raw material items.

Long-term investment

Investment in associated Companies - The Company’s interests in associated companies are accounted for under equity method under U.S. GAAP. Under the equity method, if the Company’s share of losses of an associated company equals or exceeds the amount of investment plus advances made by the Company, the Company ordinarily discontinues including its share of losses and the investment is reported at nil value. If the associated company subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Other long-term investments - The Company measures its equity securities without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value in accordance with paragraph 820-10-35-59 at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company shall reassess at each reporting period its equity securities on whether the equity investments qualify to be measured in accordance with paragraph 820-10-35-59.

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	10 years
Computer equipment	10 years
Furniture and fixtures	10 years
Electircal & fitting	10 years
Motor vehicle	10 years
Softwarre and website	10 years
Leasehold improvement	10 years

Revenue recognition

The Company recognizes revenue pursuant to FASB Accounting Standards Codification 606 (“ASC 606”)  Revenue from Contracts with Customers , the standard applies five step model (i) The standard applies to a company’s contracts with customers (ii) The unit of account for revenue recognition under the new standard is a performance obligation (a good or service) and the performance obligations will be accounted for separately if they are distinct (iii) The transaction price is determined based on the amount of consideration that a company expects to be entitled to from a customer (iv) The transaction price is allocated to all the separate performance obligations in an arrangement, and (v) Revenue will be recognized when an entity satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time.

Product sales − The Company recognizes revenue when it satisfies each performance obligation by transferring control of the goods to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of March 31, 2018 and December 31, 2017.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired. For the period ended March 31, 2018 and 2017, all membership fees were waived by the Company for promotion purpose.

Commission expense

Commission expense incurred by the Company is recognized as cost of revenue and as a liability (commission payable in the unaudited consolidated balance sheet). Commission expense is not recoverable once recognized and is expensed as incurred.

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

To the extent that portions of its U.S. taxable income, such as Subpart F income or global intangible low-taxed income (“GILTI”), are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s unaudited consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

Uncertain Tax Positions

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of March 31, 2018 and December 31, 2017.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the unaudited Consolidated Statement of Income and Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the period ended March 31, 2018 and 2017, there was no dilutive effect attributable to net loss.

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

(v) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity

(vi) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recently issued accounting pronouncements

Financial instrument – Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended March 31, 2018, the Company reported a net loss of $402,729 and negative working capital of $3,279,010. The Company had an accumulated deficit of $7,179,203 as of March 31, 2018 due to the fact that the Company incurred losses during the year period ended March 31, 2018.

The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

These consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

4.	OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

	As of March 31, 2018	As of December 31, 2017
Deposits (1)	$11,683	$11,157
Prepayments (2)	2,859	1,679
Others (3)	7,764	31,469
	$22,306	$44,305

(1)         Deposits represented payments for rental, utilities, and construction funds to government department.

(2)         Prepayments mainly consists of prepayment for insurance and IT related fees.

(3)         Others mainly consists other miscellaneous payments

5.	LONG-TERM INVESTMENTS

Long-term investment consists of the following:

	As of March 31, 2018	As of December 31, 2017
Investment in associated companies
Vitaxel Corporation Thailand Co., Ltd (1)
Cost	$27,539	$27,539
Share of loss in investment in an associated company	(25,716)	(25,716)
Foreign currency translation adjustment	(1,823)	(1,823)
Total investment in associated companies	—	—

Other long-term investments
Ho Wah Genting Group Ltd (2)	$638,786	$—
Total other long-term investments	$638,786	$—
Total Long-Term Investments	$638,786	$—

(1)	On April 20, 2016, the Company invested 958,000 Thai Baht or $27,539 to Vitaxel Corporation Thailand Co., Ltd., a company registered in Thailand, and holds 47.99% shares of it. The long-term investment is accounted using the equity method.

(2)	The President of the Company, Dato’ Lim Hui Boon, is also the President of Ho Wah Genting Group Limited. The relation are disclosed in note 9 RELATED PARTY TRANSACTIONS.

During the period ended March 31, 2018, the Company has acquired 7,663,246 shares of common stock of Ho Wah Genting Group Limited, which is listed in U.S. OTC Market (stock code: HWGG), with consideration of $638,786 from the shareholders of HWGG.

In absence of active market participants and liquidity for Ho Wah Genting Group Limited stock based on the review of the trading history of this stock, the management concluded that there is no active market for the stock. A quoted market price in an inactive market is not representative of fair value of the stock. Thus the management deemed that the stock has no readily determinable fair value.

The Company has recognized the cost of the investment in Ho Wah Genting Group Limited at its cost of $638,786 and accounts for the investment as equity investments without readily determinable fair values. In view the acquisition of this investment was made during the period ended March 31, 2018, the management has assessed that there were no significant adverse changes affecting the value of the shares that will lead to impairment of the investment.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of March 31, 2018	As of December 31, 2017

Office equipment	$38,209	$36,471
Computer equipment	107,925	102,862
Furniture and fittings	8,354	7,978
Electrical & fitting	392	375
Motor vehicle	17,784	16,983
Software and website	13,291	11,580
Renovations	113,990	108,860
	299,945	285,109
Less: Accumulated depreciation	(64,083)	(54,051)
Balance at end of period/year	$235,862	$231,058

Depreciation expenses charged to the statements of operations for the periods ended March 31, 2018 and 2017 were $10,032 and $6,125 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of March 31, 2018	As of December 31, 2017

Provisions and accruals	$40,596	$148,326
Others (1)	357,783	344,487
Balance at end of period/year	$398,379	$492,813

(1)         Other payables mainly consist of members allocated redemption points and commission payable.

8.	INCOME TAX

Provision for income taxes consisted of the following:

For the three months ended
	March 31, 2018	March 31, 2017

Current:
Provision for Malaysian income tax	$—	$—
Provision for Singaporean income tax
Provision for U.S. income tax	—	—
Deferred:
Provision for Malaysian income tax	—	—
Provision for Singaporean income tax	—	—
Provision for U.S. income tax	—	—
	$—	$—

Malaysia

The Company’s two main operating subsidiaries, Vitaxel SDN BHD and Vitaxel Online Mall SDN BHD are companies incorporated in Malaysia. They recorded a loss before income tax of $346,388 and $207,412 for the period ended March 31, 2018 and 2017 respectively. A reconciliation of the provision for income taxes with amounts determined by applying the Malaysian income tax rate of 24% for the period ended March 31, 2018 and 2017, respectively, to income before income taxes is as follows:

	For the period ended
	March 31, 2018		March 31, 2017
Profit (loss) before income tax		$(346,388)	$(207,412)
Permanent difference		346,388	207,412
Taxable income	$		$—
Malaysian income tax rate		24%	24%
Current tax expenses		$—	$—
Less: Valuation allowance		—	—
Income tax expenses		$—	$—

United States of America

Vitaxel Group Limited is a company incorporated in State of Nevada and recorded a loss before income tax of $56,341 and $3,754,641 for the period ended March 31, 2018 and 2017 respectively. A reconciliation of the provision for income taxes with amounts determined by applying the United States Federal income tax rate of 21% for the period ended March 31, 2018 and 34% for the period ended March 31, 2017,  respectively, to income before income taxes is as follows:

	For the year ended
	March 31, 2018	March 31, 2017

Profit (loss) before income tax	$(56,341)		$(3,754,641)
Permanent difference	56,341		3,754,641
Taxable income	$—		$—
United States income tax rate	21%		34%
Current tax expenses	$—	$
Less: Valuation allowance	—		—
Income tax expenses	$—		$—

U.S. Corporate Income Tax

The Company’s management has yet to evaluate the effect of the U.S. Tax Reform on Vitaxel Group Limited. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S Department of the Treasury, and specific actions the Company may take in the future.

9.	RELATED PARTY TRANSACTIONS

	As of March 31, 2018	As of December 31, 2017
Amount due from related parties
Ho Wah Genting Berhad (1)	$6,643	$—
Ho Wah Genting Group Sdn Berhad (2)	293,907	18,149
Beedo Sdn Bhd (3)	23,421	14,837
Balance at end of year	$323,971	$32,986

Amount of due from an associated company
Vitaxel Corporation (Thailand) Limited (4)	$91,645	$103,024
Balance at end of year	91,645	103,024
Total Amount due from related parties	$415,616	$136,010

Amount of due to related parties
Dato’ Lim Hui Boon (5)	$—	$40,491
Ho Wah Genting Holiday Sdn Bhd (6)	1,442	1,703
Ho Wah Genting Property Sdn Bhd (7)	953	—
Genting Highlands Taxi Services Sdn Bhd (8)	8,493	11,820
VSpark Malaysia Sdn Bhd (9)	5,201	4,967
Grande Legacy Inc. (10)	4,584,061	2,311,022
Balance at end of year	4,600,150	2,370,003
Total Amount due to related parties	$4,600,150	$2,370,003

The related party balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad, a company listed in Bursa Malaysia Main Market.

The Company recognized an expense of rent totalling $15,330 and $14,239 during the periods ended March 31, 2018 and March 31, 2017 respectively. Of the total rent, $5,110 and $4,746 was paid to Ho Wah Genting Berhad during the period ended March 31, 2018 and March 31, 2017 respectively, and $10,220 and $9,493 was paid to its affiliate, Malaysia-Beijing Travel Services Sdn Bhd during the period ended March 31, 2018 and March 31, 2017 respectively.

The operating lease commitment to Ho Wah Genting Berhad as of March 31, 2018 was $15,330. The lease commitment are disclosed in note 10 COMMITMENTS AND CONTINGENCIES below under the heading Operation Commitments.

(2)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad, subsidiary of Ho Wah Genting Group Ltd, a company listed on the US OTC Market. Amount owing to Ho Wah Genting Group Sdn Berhad in prior year were advances, whereby settlement has been performed in current year.

(3)	A director of a subsidiary (Vitaxel Online Mall Sdn Bhd), Liew Jenn Lim, is also a director of Beedo SDN BHD.

The Company recognized an expense of $0 and $13,504 pertaining for website maintenance expense during the period March 31, 2018 and during the period March 31, 2017 respectively, which was charged by its related party, Beedo Sdn. Bhd. The balances due from Beedo Sdn Bhd was due to discount received by the Company.

(4)	The Company recognized product sales of $0 and $440,000 to an associated company, Vitaxel Corp. (Thailand) Limited during the period ended March 31, 2018 and period ended March 31, 2017 respectively.

(5)	The amount due to the President of the Company, Dato’ Lim Hui Boon, were advances made to the Company.

(6)	A former director of the Company, Lim Chun Hoo, is also a director of Ho Wah Genting Holiday Sdn Bhd. On March 31, 2017, Lim Chun Hoo has resigned from the Company.

The Company recognized an expense of $17,906 and $59,644 pertaining to event, traveling and accommodation expenses during the periods ended March 31, 2018 and March 31, 2017 respectively, which was charged by its related party, Ho Wah Genting Holiday Sdn. Bhd.

(7)	Ho Wah Genting Property Sdn Bhd is also a subsidiary of Ho Wah Genting Group Ltd. The amount due were due to advertisement charges billed by Ho Wah Genting Property Sdn Bhd to the Company.
(8)	A director of the Company, Lim Wee Kiat, is also a director of Genting Highlands Taxi Services Sdn Bhd and of Vitaxel Sdn Bhd.

(9)	A director of a subsidiary (Vitaxel Online Mall Sdn Bhd), Liew Jenn Lim, is also a director of VSpark Malaysia Sdn Bhd.

The Company has engaged with VSpark Malaysia Sdn Bhd during the year for marketing purposes.

(10)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc.

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

On January 22, 2018, the Company has acquired 100% of Grande Legacy Inc. Refer note 13 SUBSEQUENT EVENTS for further details on the acquisition.

10.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company has no capital commitments.

Operation Commitments

The lease commitment to Ho Wah Genting Berhad where it is known in Malaysia as “Tenancy Agreement” has a tenure of 3 years started from January 1, 2016 and expiring on December 31, 2018.

Year ending December 31, 2018	15.330
Total	$15,330

11.	VITAXEL GROUP LIMITED SHAREHOLDERS’ EQUITY

Vitaxel Group Limited has 1,000,000 shares authorized for preferred stock, with 0 outstanding during the period ended March 31, 2018 and December 31, 2017.

The Company also has 70,000,000 shares authorized for common stock, with 54,087,903 outstanding during the period ended March 31, 2018 and December 31, 2017.

Summary of Vitaxel Group Limited outstanding shares:

	Number of Outstanding Shares (in thousands)
	As of March 31, 2018	As of December 31, 2017
Common stock:
Balance at beginning of year (1)	54,087,903	50,987,250
Equity incentive plan issuance	—	3,100,290
Effect from reverse stock split	—	363
Balance at end of year	54,087,903	54,087,903

(1)	The outstanding shares were adjusted retrospectively due to the reverse stock split that has been completed during the year.

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

12.	LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the period ended
	March 31, 2018	March 31, 2017

Net loss applicable to common shares	$(402,729)	$(3,582,116)

Weighted average common shares outstanding (Basic and diluted)	54,087,903	54,087,903

	$(0.01)	$(0.07)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

13.	SUBSEQUENT EVENTS

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

On January 3, 2018 the parties to the Agreement executed and delivered an amendment (the “Amendment”) to the Agreement which provided that the acquisition of Grande Legacy shall close upon:

i. The completion of the financial statements of Grande Legacy being audited

ii. That within 30 days of the shareholders of the Company approving the amendment to the Articles of Incorporation of the Company for increasing the amount of shares that the 75,000,000 shares be issued to the Sellers.

As of date of this financial statement, the transaction has not been closed due to condition (ii) above shall only be completed upon approval by shareholders during the Annual Meeting which will be held on July 27, 2018.

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

As of March 31, 2018, we had approximately 7,884 members, with approximately 4,110 members in Malaysia, approximately 2,253 members in Thailand, and approximately 1,170 members in Singapore.

As of March 31, 2018, we have expanded our network member base into approximately 12 Asian countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

Results of Operations –Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended March 31, 2018 and 2017 and the related notes thereto.

Revenue

We recognized $12,715 and $483,473 revenues for the periods ended March 31, 2018 and 2017, respectively. The decrease in revenue is attributable to a decrease in our sales due to fewer customers in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended March 31, 2018 was $2,542 compared to $138,984 for the period ended March 31, 2017. The decrease is comparable to the decrease of revenue and attributable to lower sales.

Gross Profit

Gross profit for the period ended March 31, 2018 was $10,173 compared to $344,489 for the period ended March 31, 2017. The decrease is attributable to the lower revenue for the current period as compared to the same period last year.

Operating Expenses

For the period ended March 31, 2018, we incurred total operating expenses in the amount of $307,617, composed of selling expenses of $681 and general and administrative expenses totalling $306,936. Whilst, for the period ended March 31, 2017, we incurred total operating expenses in the amount of $3,936,765 which was composed of selling expenses of $101 and general and administrative expenses totalling 3,936,664. The increase of $580 or 574% for the selling expenses, along with the decrease of $3,629,728 or 92% for the administrative expenses, caused total operating expenses to decrease by $3,629,148 or 92%.

Liquidity and Capital Resources

As of March 31, 2018, we had a cash balance of $1,413,442. During the period ended March 31, 2018, net cash used in operating activities totalled $477,660. Net cash used in investing activities totalled $653,622. Net cash used in financing activities during the period totalled $1,939,162. The resulting change in cash for the period was an increase of $722,243, which was primarily due to sales during the period.

As of March 31, 2018, we had current liabilities of $5,157,169, which was composed of amount due to related parties of $4,600,150, commission payables of $158,640 and accruals and other payable of $398,379.

As of March 31, 2017, we had a cash balance of $90,421. During the period ended March 31, 2017, net cash used in operating activities totalled $29,538. Net cash used in investing activities totalled $12,074. Net cash used in financing activities during the year totalled $44,883. The resulting change in cash for the period was and decrease of $15,011, which was primarily due to cash outflow from operating activities, investing activities and financing activities.

As of December 31, 2017, we had current liabilities of $3,047,093, which was composed of amount due to related parties of $2,370,003, commission payables of $152,871, account payable of $31,406 and accruals and other payables of $492,813.

We had net liabilities of $2,404,362 and $1,915,996 as of March 31, 2018 and December 31, 2017, respectively.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer, and Lim Wee Kiat, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2018. Based upon, and as of the date of this evaluation, Leong Yee Ming, our Chief Executive Officer, and Lim Wee Kiat, our Chief Financial Officer determined that our weaknesses:

a)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. However, we have engaged an independent auditor to review and improve our internal control on financial statements. As a result, there is no a lack of monitoring of the financial reporting process.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

VITAXEL GROUP LIMITED

June 13, 2018	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)

VITAXEL GROUP LIMITED

June 13, 2018	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (principal financial and accounting officer)