Form 10-Q
period 2018-06-30
Vitaxel Group Ltd
filed 2018-08-15
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2018, the registrant had 54,087,903 shares of common stock outstanding.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	June 30,	December 31,
	2018 (Unaudited)	2017 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,341,112	$691,199
Account receivable, net	292	—
Amount due from related parties	293,387	136,010
Inventories	21,429	28,525
Other receivables, prepayments and other current assets	68,442	44,305
Total current assets	2,724,662	900,039

Non-current assets
Long term investments	610,944	—
Property and equipment, net	219,271	231,058
Total non-current assets	830,215	231,058

TOTAL ASSETS	$3,554,877	$1,131,097

CURRENT LIABILITIES
Amounts due to related parties	$5,920,172	$2,370,003
Commission payables	150,678	152,871
Accounts payable	495	31,406
Accrued expense and other payables	411,785	492,813
Total current liabilities	6,483,130	3,047,093
TOTAL LIABILITIES	6,483,130	3,047,093

Commitments and Contingencies (Note 8(1))

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(7,817,673)	(6,776,474)
Accumulated other comprehensive income	134,213	105,271
Total stockholders’ equity	(2,928,253)	(1,915,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,554,877	$1,131,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE	$10,373	$74,556	$23,088	$558,029

COST OF REVENUE	(4,528)	(38,773)	(7,070)	(177,757)

GROSS PROFIT	5,845	35,783	16,018	380,272

OPERATING EXPENSES
Selling expense	(6,714)	(155)	(7,395)	(258)
General and administrative expenses	(616,620)	(227,549)	(923,556)	(4,213,494)
Total operating expenses	(623,334)	(227,704)	(930,951)	(4,213,752)

LOSS FROM OPERATIONS	(617,489)	(191,921)	(914,933)	(3,833,480)

OTHER INCOME/(EXPENSE), NET
Other income	(5,541)	33,188	(5,541)	43,630
Other expense	(15,440)	(108)	(120,725)	(194)
Total other income / (expense), net	(20,981)	33,080	(126,266)	43,436

Net loss	$(638,470)	$(158,841)	$(1,041,199)	$(3,790,044)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	114,579	95,974	28,942	(226,939)

TOTAL COMPREHENSIVE LOSS	$(523,891)	$(62,867)	$(1,012,257)	$(4,016,983)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903	54,087,903	54,087,903
Net Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the Period Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,041,199)	$(3,790,044)
Items not involving cash:
Depreciation – property and equipment	14,425	10,899
Impairment on amount due from associate company	154,225	—
Issuance of employee equity incentive plan	—	3,409,604
Changes in operating assets and liabilities
Accounts Receivable	(292)	1,944
Other receivables, prepayments and other current assets	(24,137)	(45,846)
Inventories	7,096	21,214
Accounts Payable	(30,911)	(8,251)
Commission payables	(2,193)	40,979
Accrued expense and other payables	(81,028)	222,148
Net cash used in from operating activities	(1,004,014)	(137,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Amount due from associated company	(51,201)	—
Purchase of long term investments	(610,944)	—
Purchase of property and equipment	(2,638)	(15,617)
Net cash used in investing activities	(664,783)	(15,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from directors	(40,491)	5,427
Proceeds from related parties	3,330,259	81,143
Net cash provided by financing activities	3,289,768	86,570

EFFECT OF EXCHANGE RATES ON CASH	28,942	(14,137)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,649,913	(80,537)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	691,199	105,432

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,341,112	$24,895

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Vitaxel Group Limited (the “Company” or “Vitaxel”), incorporated in Nevada, is engaged in direct selling industry and online shopping platform primarily through its operating entities in Malaysia.

Vitaxel SDN BHD (“Vitaxel SB”), was incorporated in Malaysia on August 10, 2012 and 100% owned by the Company. It is primarily engaged in the direct selling industry utilizing a multi-level marketing model with an emphasis on travel, entertainment and lifestyle products and services.

Vitaxel Online Mall SDN BHD (“Vionmall”), was incorporated in Malaysia on September 22, 2015 and 100% owned by the Company. It is primarily in developing online shopping platforms geared to Vitaxel and its members and the third-party suppliers of products and services.

Vitaxel Singapore PTE. Ltd. (“Vitaxel Singapore”) was incorporated in Singapore on February 16, 2016. This subsidiary was disposed on August 21, 2017.

2.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information under Article 8 of Regulation S-X. They do not include all information and foot notes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statement for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form10-K.

In the opinion of management, we have made all adjustments necessary to present a fair statements of the financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations for the entire fiscal year.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance is effective for reporting periods beginning after December 15, 2017. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has determined that the adoption of this guidance has no impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has determined that the adoption of this guidance has no impact on its consolidated financial statements.

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company has determined that the adoption of this guidance has no impact on its consolidated financial statements.

3.	GOING CONCERN

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended June 30 2018, the Company reported a net loss of $1,041,199 and negative working capital of $3,758,468. The Company had an accumulated deficit of $7,817,673 as of June 30, 2018 due to the fact that the Company incurred losses during the years prior to June 30, 2018.

The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER ASSETS

Other receivables, prepayments and other assets consist of the following:

	June 30, 2018	December 31, 2017
Deposits (1)	$11,174	$11,157
Prepayments (2)	55,416	1,679
Others (3)	1,852	31,469
	$68,442	$44,305

(1) Deposits represented payments for rental, utilities, and construction funds to government department.

(2) Prepayments mainly consists of prepayment for insurance, consultancy fee and IT related fees.

(3) Others mainly consists other miscellaneous payments

5.	LONG-TERM INVESTMENTS

Long-term investment consists of the following:

	June 30, 2018	December 31, 2017
Investment in associated companies
Vitaxel Corporation Thailand Co., Ltd (1)
Cost	$27,539	$27,539
Share of loss in investment in an associated company	(25,716)	(25,716)
Foreign currency translation adjustment	(1,823)	(1,823)
Total investment in associated companies	—	—

Other long-term investments
Ho Wah Genting Group Ltd (2)
Cost	$638,786	$—
Foreign currency translation adjustment	(27,792)	—
Total other long-term investments	$610,994	$—
Total Long-Term Investments	$610,994	$—

(1)	On April 20, 2016, the Company invested 958,000 Thai Baht or $27,539 to Vitaxel Corporation Thailand Co., Ltd., a company registered in Thailand, and holds 47.99% shares of it. The long-term investment is accounted using the equity method.

The Company entered into a Sale and Purchase Agreement dated July 2, 2018 to sell the all the total and outstanding shares of Vitaxel Corp (Thailand) Co. Ltd. for total proceeds of $10,000. The disposal has been completed as of the date of this report.

As of June 30, 2018, the Company has provided impairment on the amount due from Vitaxel Corporation Thailand Co., Ltd of $154,225.

(2)	During the first quarter of 2018, the Company acquired 7,663,246 shares of common stock of Ho Wah Genting Group Limited (“HWGG”), which is listed on the U.S. OTC (Pink) Market (stock code: HWGG), for consideration of MYR2,466,993, equivalent to $638,786, from certain shareholders of HWGG.

The President of the Company, Dato’ Lim Hui Boon, is also the President of HWGG. The relation are disclosed in note 9 RELATED PARTY TRANSACTIONS.

In the absence of active market participants and liquidity for HWGG stock based on the review of the trading history of this stock, management concluded that there is no active market for the stock. A quoted market price in an inactive market is not representative of fair value of the stock. Thus the management deemed that the stock has no readily determinable fair value.

The Company has carried the investment in HWGG at its cost minus impairment, if any. As of period ended June 30, 2018, management is evaluating the value of the investment and will make necessary adjustment in future filing.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30, 2018	December 31, 2017

Office equipment	$37,315	$36,471
Computer equipment	103,221	102,862
Furniture and fittings	8,094	7,978
Electrical & fitting	375	375
Motor vehicle	17,009	16,983
Software and website	12,712	11,580
Renovations	109,021	108,860
	287,747	285,109
Less: Accumulated depreciation	(68,476)	(54,051)
Balance at end of period/year	$219,271	$231,058

Depreciation expenses charged to the statements of operations for the periods ended June 30, 2018 and 2017 were $14,425 (3 months $4,393) and $10,899 (3 months $5,449) respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	June 30, 2018	December 31, 2017

Provisions and accruals	$73,578	$148,326
Others (1)	338,207	344,487
Balance at end of period/year	$411,785	$492,813

(1)	Other payables mainly consist of members allocated redemption points for commissions.

8.	RELATED PARTY BALANCES AND TRANSACTIONS

	June 30, 2018	December 31, 2017
Amount due from related parties
Ho Wah Genting Berhad (1)	$5,145	$—
Ho Wah Genting Group Sdn Berhad (2)	265,842	18,149
Beedo Sdn Bhd (3)	22,400	14,837
Balance at end of year	$293,387	$32,986

Amount of due from an associated company
Vitaxel Corporation (Thailand) Limited (4)	$—	$103,024
Balance at end of year	—	103,024
Total Amount due from related parties	$293,387	$136,010

Amount of due to related parties
Dato’ Lim Hui Boon (5)	$—	$40,491
Ho Wah Genting Holiday Sdn Bhd (6)	4,307	1,703
Genting Highlands Taxi Services Sdn Bhd (7)	4,408	11,820
VSpark Malaysia Sdn Bhd (8)	3	4,967
Grande Legacy Inc. (9)	5,911,454	2,311,022
Balance at end of year	5,920,172	2,370,003
Total Amount due to related parties	$5,920,172	$2,370,003

The related party balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $10,203 (2017 - $9,635) to HWGB for the six months ended June 30, 2018.

The Company has lease commitment under an operating lease for its corporate office facility with HWGB. The lease expires by December 31, 2018 and the remaining commitment for fiscal 2018 is $10,203.

(2)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”), a subsidiary of HWGG.
(3)	The President of the Company, Dato’ Lim Hui Boon, is a major shareholder of Beedo SDN BHD, holding 51% of share interest.

The Company recognized website maintenance expenses of $nil (2017 - $51,553) to Beedo SDN BHD for the six months ended June 30, 2018.

(4)	The Company recognized product sales of $nil (2017 - $440,000) to an associated company, Vitaxel Corp. (Thailand) Limited for the six months ended June 30, 2018.
(5)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as at December 31, 2017 were advances made to the Company.

(6)	A former director of the Company, Lim Chun Hoo, is also a director of Ho Wah Genting Holiday Sdn Bhd. On March 31, 2017, Lim Chun Hoo has resigned from the Company.
(7)	A director of the Company, Lim Wee Kiat, is also a director of Genting Highlands Taxi Services Sdn Bhd.
(8)	A director of a subsidiary (Vitaxel Online Mall Sdn Bhd), Liew Jenn Lim, is also a director of VSpark Malaysia Sdn Bhd.

The Company has engaged with VSpark Malaysia Sdn Bhd during the year for marketing purposes. There were no transactions during the period.

(9)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc.

On January 5, 2017, the Company executed a license agreement with Grande Legacy Inc (“GL”). The agreement grants GL exclusive use of Vitaxel Marks to operate a Vitaxel business in countries other than Malaysia, Singapore and Thailand. However, GL is still in the process of obtaining online payment gateway for its credit card sales, GL is currently engaging Vitaxel SB to collect credit card sales proceeds on behalf.

During the six months ended June 30, 2018, the Company incurred general and administrative expenses of $295,647 related to the operations of GL for no fee.

9.	SHAREHOLDERS’ EQUITY

There are no share issuances during the six months ended June 30, 2018.

10.	PROPOSED TRANSACTIONS

The Company entered into a Share Sale Agreement (the “Agreement”) effective December 15, 2017 with Lim Hui Sing and Leong Yee Ming (together, the “Sellers”) and Vitaxel SB (the “Purchaser”), as previously described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2017 as amended on June 11, 2018. Pursuant to the terms of the Agreement, the Sellers will sell to the Purchaser all their shares in GL, a British Virgin Islands company, so that the Company shall become the indirect owner of all of the issued and outstanding shares of the capital stock of Grande Legacy. In consideration for such sale, the Company shall issue to each of the Sellers 37,500,000 shares of the Company. Leong Yee Ming is the Chief Executive Officer and a director of the Company.

On January 3, 2018 the parties to the Agreement executed and delivered an amendment (the “Amendment”) to the Agreement which provided that the acquisition of GL shall close upon:

i. The completion of the financial statements of GL being audited; and

ii.The 75,000,000 consideration shares being issued to the Sellers within 30 days of the shareholders of the Company approving the amendment to the Articles of Incorporation of the Company for increasing the amount of authorized shares.

As of date of this financial statement, the transaction has not yet been closed due to conditions precedent have not been met.

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

As of June 30, 2018, we had approximately 8,144 total members in Malaysia, Thailand and Singapore.

While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

Results of Operations –Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended June 30, 2018 and 2017 and the related notes thereto.

Revenue

We recognized $10,373 and $74,556 revenues for the periods ended June 30, 2018 and 2017, respectively. The decrease in revenue is attributable to a decrease in our sales due to fewer customers in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended June 30, 2018 was $4,528 compared to $38,773 for the period ended June 30, 2017. The decrease is comparable to the decrease of revenue and attributable to lower sales.

Gross Profit

Gross profit for the period ended June 30, 2018 was $5,845 compared to $35,783 for the period ended June 30, 2017. The decrease is attributable to the lower revenue for the current period as compared to the same period last year.

Operating Expenses

For the period ended June 30, 2018, we incurred total operating expenses in the amount of $623,334, composed of selling expenses of $6,714 and general and administrative expenses totalling $616,620. Whilst, for the period ended June 30, 2017, we incurred total operating expenses in the amount of $227,704 which was composed of selling expenses of $155 and general and administrative expenses totalling 227,549. The increase of $6,559 or 4232% for the selling expenses, along with the increase of $389,071 or 171% for the administrative expenses, caused total operating expenses to increase by $395,630 or 174%. During the 3 months ended June 30, 2018, the Company has provided impairment on the amount due from associated company and also incurred professional fees for evaluating potential listing in the Canadian markets.

Results of Operations –Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended June 30, 2018 and 2017 and the related notes thereto.

Revenue

We recognized $23,088 and $558,029 revenues for the periods ended June 30, 2018 and 2017, respectively. The decrease in revenue is attributable to a decrease in our sales due to fewer customers in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended June 30, 2018 was $7,070 compared to $177,757 for the period ended June 30, 2017. The decrease is comparable to the decrease of revenue and attributable to lower sales.

Gross Profit

Gross profit for the period ended June 30, 2018 was $16,018 compared to $380,272 for the period ended June 30, 2017. The decrease is attributable to the lower revenue for the current period as compared to the same period last year.

Operating Expenses

For the period ended June 30, 2018, we incurred total operating expenses in the amount of $930,951, composed of selling expenses of $7,395 and general and administrative expenses totalling $923,556. Whilst, for the period ended June 30, 2017, we incurred total operating expenses in the amount of $4,213,752 which was composed of selling expenses of $258 and general and administrative expenses totalling 4,213,494. The increase of $7,137 or 2766% for the selling expenses, along with the decrease of $3,289,938 or 78% for the administrative expenses, caused total operating expenses to decrease by $3,282,801 or 78%. In 2017, the Company issue 3,100,290 common shares under the Equity Incentive Plan as bonus for its employee and this result in $3,409,604 expense to be absorbed by the Company.

Liquidity and Capital Resources

As of June 30, 2018, we had a cash balance of $2,341,112. During the period ended June 30, 2018, net cash used in operating activities totalled $1,004,104. Net cash used in investing activities totalled $664,783. Net cash provided by financing activities during the period totalled $3,289,768. The resulting change in cash for the period was an increase of $1,649,913, which was primarily due to related parties proceeds during the period.

As of June 30, 2018, we had current liabilities of $6,483,130, which was composed of amount due to related parties of $5,920,172, commission payables of $150,678, accounts payable of $495 and accruals and other payable of $411,785.

As of June 30, 2017, we had a cash balance of $24,895. During the period ended June 30, 2017, net cash used in operating activities totalled $137,353. Net cash used in investing activities totalled $15,617. Net cash provided by financing activities during the period totalled $86,570. The resulting change in cash for the period was and decrease of $80,537, which was primarily due to cash outflow from operating activities, investing activities and financing activities.

As of December 31, 2017, we had current liabilities of $3,047,093, which was composed of amount due to related parties of $2,370,003, commission payables of $152,871, accounts payable of $31,406 and accruals and other payables of $492,813.

We had net liabilities of $2,928,253 and $1,915,996 as of June 30, 2018 and December 31, 2017, respectively.

Management estimates that the general operating costs for the next 12 months will be approximately $1,500,000. At present, the Company may not have sufficient capital resources to meet its anticipated operating and capital requirements for the next 12 months. The Company anticipates receiving royalty payments from its licencees starting the third quarter of 2018. Management is also evaluating other options, including obtaining financing through private placements, charging licensees administration fees, and entering additional licencing agreements. The Company will continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

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

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”), and Lim Wee Kiat, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2018. Based upon their participation in that evaluation, the CEO and CFO concluded that the control deficiency over financial reporting identified during the previous period has been remediated and the disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

VITAXEL GROUP LIMITED

August 15, 2018	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)

VITAXEL GROUP LIMITED

August 15, 2018	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (principal financial and accounting officer)