Form 10-Q
period 2018-09-30
Vitaxel Group Ltd
filed 2018-11-14
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2018

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

As of November 13, 2018, the registrant had 54,087,903 shares of common stock outstanding.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	September 30,	December 31,
	2018 (Unaudited)	2017 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,175,170	$691,199
Account receivable, net	507	—
Amount due from related parties	262,549	136,010
Inventories	20,395	28,525
Other receivables, prepayments and other current assets	77,360	44,305
Total current assets	2,535,981	900,039

Non-current assets
Long term investments	—	—
Property and equipment, net	209,517	231,058
Total non-current assets	209,517	231,058

TOTAL ASSETS	$2,745,498	$1,131,097

CURRENT LIABILITIES
Amounts due to related parties	$5,819,034	$2,370,003
Commission payables	146,274	152,871
Accounts payable	17,952	31,406
Accrued expense and other payables	365,786	492,813
Total current liabilities	6,349,046	3,047,093
TOTAL LIABILITIES	6,349,046	3,047,093

Commitments and Contingencies (Note 8(1))

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(8,870,547)	(6,776,474)
Accumulated other comprehensive income	211,791	105,271
Total stockholders’ equity	(3,603,548)	(1,915,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,745,498	$1,131,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE	$8,250	$13,803	$31,338	$554,149

COST OF REVENUE	(3,859)	(7,389)	(10, 929)	(185,146)

GROSS PROFIT	4,391	6,414	20,409	369,003

OPERATING EXPENSES
Selling expense	151	(433)	(7,244)	(691)
General and administrative expenses	(325,562)	(290,608)	(1,249,118)	(4,504,102)
Total operating expenses	(325,411)	(291,041)	(1,256,362)	(4,504,793)

LOSS FROM OPERATIONS	(321,020)	(284,627)	(1,235,953)	(4,135,790)

OTHER INCOME/(EXPENSE), NET
Other income	160,374	200	154,833	43,630
Other expense	(592,228)	(24,441)	(712,953)	(24,635)
Total other income / (expense), net	(431,854)	(24,241)	(558,120)	19,195

Net loss	$(752,873)	$(308,868)	$(1,794,073)	$(4,116,595)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	77,578	214,920	106,520	(12,019)

TOTAL COMPREHENSIVE LOSS	$(675,295)	$(93,948)	$(1,687,552)	$(4,128,614)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903	54,087,903	54,087,903
Net Loss per share - basic and diluted	$0.01	$(0.00)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the Period Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,794,073)	$(4,116,595)
Items not involving cash:
Depreciation – property and equipment	18,796	19,367
Impairment on long term investments	596,324	—
Impairment on amount due from related parties	21,864	—
Impairment on amount due from associate company	150,535	—
Issuance of employee equity incentive plan	—	3,409,604
Property, plant and equipment written off	3,327	—
Changes in operating assets and liabilities
Accounts Receivable	(507)	1,944
Other receivables, prepayments and other current assets	(33,055)	(1,124)
Inventories	8,130	26,496
Amount due from associated company	—	(112,119)
Amount due from related parties	—	12,216
Accounts Payable	(13,454)	377
Commission payables	(6,597)	30,808
Accrued expense and other payables	(127,027)	162,508
Net cash used in from operating activities	(1,175,737)	(566,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Amount due from associated company	(47,511)	—
Purchase of long term investments	(596,324)	—
Purchase of property and equipment	(582)	(39,216)
Net cash used in investing activities	(644,417)	(39,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from directors	(40,491)	3,683
Proceeds from related parties	3,238,095	620,254
Net cash provided by financing activities	3,197,604	623,937

EFFECT OF EXCHANGE RATES ON CASH	106,521	46,843

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,483,971	65,046

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	691,199	105,432

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,175,170	$170,478

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statements of the financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations for the entire fiscal year.

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

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of this guidance had no impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is still evaluating the impact that the adoption of ASU 2018-13 will have on the condensed consolidated financial statements and has not yet decided whether or not to early adopt the amendments.

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue pursuant to FASB Accounting Standards Codification 606 (“ASC 606”)  Revenue from Contracts with Customers , the standard applies five step model (i) The standard applies to a company’s contracts with customers (ii) The unit of account for revenue recognition under the new standard is a performance obligation (a good or service) and the performance obligations will be accounted for separately if they are distinct (iii) The transaction price is determined based on the amount of consideration that a company expects to be entitled to from a customer (iv) The transaction price is allocated to all the separate performance obligations in an arrangement, and (v) Revenue will be recognized when an entity satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time.

Product sales − The Company recognizes revenue when it satisfies each performance obligation by transferring control of the goods to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of September 30, 2018.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired.

ASC was adopted January 1, 2018 and applied using the partial retrospective method. There was no impact from the adoption of ASC 606 on the Company’s accounting for revenue.

3.	GOING CONCERN

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended September 30, 2018, the Company reported a net loss of $1,794,073 and negative working capital of $3,813,065. The Company had an accumulated deficit of $8,870,547 as of September 30, 2018 due to the fact that the Company incurred losses during the years prior to September 30, 2018.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER ASSETS

Other receivables, prepayments and other assets consist of the following:

	September 30, 2018	December 31, 2017
Deposits (1)	$26,243	$11,157
Prepayments (2)	50,624	1,679
Others (3)	493	31,469
	$77,360	$44,305

(1)         Deposits represented payments for rental, utilities, and valuer’s retainer fees.

(2)         Prepayments mainly consists of prepayment for inventories, insurance, consultancy fee and IT related fees.

(3)         Others mainly consists other miscellaneous payments

5.	LONG-TERM INVESTMENTS

Long-term investment consists of the following:

	September 30, 2018	December 31, 2017
Investment in associated companies
Vitaxel Corporation Thailand Co., Ltd (1)
Cost	$27,539	$27,539
Share of loss in investment in an associated company	(25,716)	(25,716)
Foreign currency translation adjustment	(1,823)	(1,823)
Total investment in associated companies	—	—

Other long-term investments
Ho Wah Genting Group Ltd (2)
Cost	$638,786	$—
Impairment on carrying amount	(596,324)	—
Foreign currency translation adjustment	(42,462)	—
Total other long-term investments	$—	$—
Total Long-Term Investments	$—	$—

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

As of September 30, 2018, the Company has provided impairment on the amount due from Vitaxel Corporation Thailand Co., Ltd of $150,535.

(2)

During the first quarter of 2018, the Company acquired 7,663,246 shares of common stock of Ho Wah Genting Group Limited (“HWGG”), which is listed on the U.S. OTC (Pink) Market (stock code: HWGG), for consideration of MYR2,466,993 (approximately US$638,786 as calculated at the date of transaction), from certain shareholders of HWGG. This resulted in ownership by the Company of approximately 1.53% of HWGG

The President of the Company, Dato’ Lim Hui Boon, is also the President of HWGG.

In the absence of active market participants and liquidity for HWGG stock based on the review of the trading history of this stock, management concluded that there is no active market for the stock. The Company does not rely on quoted market prices since the HWGG stock is highly illiquid and inactive and said prices are not necessarily indicative or representative of fair market value of HWGG stock. Thus the management deemed that the stock has no readily determinable fair value.

As of period ended September 30, 2018, the Company has carried the investment in HWGG at its cost minus impairment.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	September 30, 2018	December 31, 2017

Office equipment	$36,226	$36,471
Computer equipment	104,860	102,862
Furniture and fittings	7,592	7,978
Electrical & fitting	—	375
Motor vehicle	16,602	16,983
Software and website	14,221	11,580
Renovations	102,863	108,860
	282,364	285,109
Less: Accumulated depreciation	(72,847)	(54,051)
Balance at end of period/year	$209,517	$231,058

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended September 30, 2018 and 2017 were $18,796 (3 months $4,371) and $19,367 (3 months $8,468) respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	September 30, 2018	December 31, 2017

Provisions and accruals	$45,626	$148,326
Others (1)	320,160	344,487
Balance at end of period/year	$365,786	$492,813

(1)	Other payables mainly consist of members allocated redemption points for commissions.

8.	RELATED PARTY BALANCES AND TRANSACTIONS

	September 30, 2018	December 31, 2017
Amount due from related parties
Ho Wah Genting Berhad (1)	$5,076	$—
Ho Wah Genting Group Sdn Berhad (2)	257,473	18,149
Beedo Sdn Bhd (3)	—	14,837
Balance at end of year	$262,549	$32,986

Amount of due from an associated company
Vitaxel Corporation (Thailand) Limited (4)	$—	$103,024
Balance at end of year	—	103,024
Total Amount due from related parties	$262,549	$136,010

Amount of due to related parties
Dato’ Lim Hui Boon (5)	$—	$40,491
Ho Wah Genting Holiday Sdn Bhd (6)	2,197	1,703
Genting Highlands Taxi Services Sdn Bhd (7)	—	11,820
VSpark Malaysia Sdn Bhd (8)	29	4,967
Grande Legacy Inc. (9)	5,816,807	2,311,022
Balance at end of year	5,819,034	2,370,003
Total Amount due to related parties	$5,819,034	$2,370,003

The related party balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $15,208 (2017 - $9,635) to HWGB for the nine months ended September 30, 2018.

The Company has lease commitment under an operating lease for its corporate office facility with HWGB. The lease expires by December 31, 2018 and the remaining commitment for fiscal 2018 is $5,069.

(2)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”), a subsidiary of HWGG.

(3)	The President of the Company, Dato’ Lim Hui Boon, is a major shareholder of Beedo SDN BHD, holding 51% of share interest.

The Company recognized website maintenance expenses of $nil (2017 - $51,553) to Beedo SDN BHD for the nine months ended September 30, 2018.

(4)	The Company recognized product sales of $nil (2017 - $440,000) to an associated company, Vitaxel Corp. (Thailand) Limited for the nine months ended September 30, 2018.

(5)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as at December 31, 2017 were advances made to the Company.

(6)	A former director of the Company, Lim Chun Hoo, is also a director of Ho Wah Genting Holiday Sdn Bhd. On March 31, 2017, Lim Chun Hoo has resigned from the Company.

(7)	A director of the Company, Lim Wee Kiat, is also a director of Genting Highlands Taxi Services Sdn Bhd.

(8)	A director of a subsidiary (Vitaxel Online Mall Sdn Bhd), Liew Jenn Lim, is also a director of VSpark Malaysia Sdn Bhd.

The Company has engaged with VSpark Malaysia Sdn Bhd during the year for marketing purposes. There were no transactions during the period.

(9)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc.

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

On July 1, 2018, the Company signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 55% of net profits on a quarterly basis, commencing July 1, 2018. During the nine months ended September 30, 2018, the Company recognized $nil royalty income due GL incurring losses for the 3 months ended September 30, 2018.

On July 1, 2018, Vitaxel SB has entered into a management and administrative services agreement with GL. The agreement is to provide certain management and administrative support services for the operation of GL. For these services, Vitaxel SB shall charge a monthly management fee of $40,000 to GL. The Company recognized management fee income of $120,000 charged to GLfor the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company incurred general and administrative expenses of $295,647 related to the operations of GL for no fee.

9.	SHAREHOLDERS’ EQUITY

There were no share issuances during the nine months ended September 30, 2018.

10.	PROPOSED TRANSACTIONS

The Company entered into a Share Sale Agreement (the “Agreement”) effective December 15, 2017 with Lim Hui Sing and Leong Yee Ming (together, the “Sellers”) and Vitaxel SB (the “Purchaser”), as previously described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2017 as amended on January 3, 2018 and June 11, 2018. Pursuant to the terms of the Agreement, the Sellers will sell to the Purchaser all their shares in GL, a British Virgin Islands company, resulting in the Company becoming the indirect owner of all of the issued and outstanding shares of the capital stock of GL. In consideration for such sale, the Company agreed to issue to the Sellers an aggregate of 75,000,000 shares of the Company.

On January 3, 2018 the parties to the Agreement executed and delivered an amendment (the “Amendment”) to the Agreement which provided that the acquisition of GL shall close upon satisfaction of both of the following conditions:

i. The completion of the financial statements of GL being audited; and

ii.The issuance of 75,000,000 shares of the Company to the Sellers within 30 days of the Company obtaining shareholder approval of the amendment to the Articles of Incorporation of the Company for increasing the amount of authorized shares.

On September 21, 2018, the Company received legal letter from the shareholders of GL to terminate the acquisition agreement and alleging that the Company exceeded its time to satisfy said conditions, which were to be completed by June 15, 2018.

As at date of this report, the Company is still exploring its legal rights in the above transaction and whether it wishes to pursue said rights or remedies.

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

As used in this Quarterly Report, the terms “we,” “us,” “Company,” and “our” mean Vitaxel Group Limited and its subsidiaries on a consolidated basis, unless otherwise indicated or the context requires otherwise.

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

As of September 30, 2018, we had approximately 8,217 total members in Malaysia, Thailand and Singapore.

While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity and intended further geographic diversity mitigates and will continue to mitigate our exposure to any one particular market.

Termination of Legacy Transaction

The Company entered into a Share Sale Agreement (the “Agreement”) effective December 15, 2017 with Lim Hui Sing and Leong Yee Ming (together, the “Sellers”) and Vitaxel SB (the “Purchaser”), as previously described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2017 as amended on January 3, 2018 and June 11, 2018. Pursuant to the terms of the Agreement, the Sellers were to sell to Purchaser all their shares of Grand Legacy, Inc., a British Virgin Islands company (“GL”), which would have resulted in the Company becoming the indirect owner of all of the issued and outstanding shares of the capital stock of GL. The closing of the transaction was to occur upon completion of the financial statements of GL being audited and the issuance of 75,000,000 consideration shares to sellers within 30 days of shareholder approval of the amendment to the Company’s Articles of Incorporation increasing our capitalization.

On September 21, 2018, the Company received legal letter from the shareholders of GL declaring the agreement terminated, and alleged that the Company exceeded its allotted time to satisfy the closing conditions.

While the Company’ disagrees with GL’s assessment, as at date of this Report, the Company has not made a final determination as to what actions it will take, if any, or whether it would like to allow the foregoing transaction to terminate.

Results of Operations –Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended September 30, 2018 and 2017 and the related notes thereto.

Revenue

We recognized $8,250 and $13,803 revenues for the periods ended September 30, 2018 and 2017, respectively. The decrease in revenue is attributable to a decrease in our sales due to fewer customers in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended September 30, 2018 was $3,859 compared to $7,389 for the period ended September 30, 2017. The decrease is comparable to the decrease of revenue and attributable to lower sales.

Gross Profit

Gross profit for the period ended September 30, 2018 was $4,391 compared to $6,414 for the period ended September 30, 2017. The decrease is attributable to the lower revenue for the current period as compared to the same period last year.

Operating Expenses

For the period ended September 30, 2018, we incurred total operating expenses in the amount of $325,411, composed of selling expenses of -$151 and general and administrative expenses totaling $325,562. Whilst, for the period ended September 30, 2017, we incurred total operating expenses in the amount of $291,041 which was composed of selling expenses of $433 and general and administrative expenses totaling 290,608. The decrease of $584 or 135% for the selling expenses, along with the decrease of $34,954 or 12% for the administrative expenses, caused total operating expenses to decrease by $34,954 or 12%.

Results of Operations –Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the nine months ended September 30, 2018 and 2017 and the related notes thereto.

Revenue

We recognized $31,338 and $554,149 revenues for the periods ended September 30, 2018 and 2017, respectively. The decrease in revenue is attributable to a decrease in our sales due to fewer customers in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended September 30, 2018 was $10,929 compared to $185,146 for the period ended September 30, 2017. The decrease is comparable to the decrease of revenue and attributable to lower sales.

Gross Profit

Gross profit for the period ended September 30, 2018 was $20,409 compared to $369,003 for the period ended September 30, 2017. The decrease is attributable to the lower revenue for the current period as compared to the same period last year.

Operating Expenses

For the period ended September 30, 2018, we incurred total operating expenses in the amount of $1,256,362, composed of selling expenses of $7,244 and general and administrative expenses totaling $1,249,118. Whilst, for the period ended September 30, 2017, we incurred total operating expenses in the amount of $4,504,793 which was composed of selling expenses of $691 and general and administrative expenses totaling $4,514,102. The increase of $6,553 or 948% for the selling expenses, along with the decrease of $3,254,984 or 72% for the administrative expenses, caused total operating expenses to decrease by $3,248,431 or 72%. In 2017, the Company issue 3,100,290 common shares under the Equity Incentive Plan as bonus for its employee and this result in $3,409,604 expense to be absorbed by the Company.

Liquidity and Capital Resources

As of September 30, 2018, we had a cash balance of $2,175,170. During the period ended September 30, 2018, net cash used in operating activities totaled $1,175,737. Net cash used in investing activities totaled $644,417. Net cash provided by financing activities during the period totaled $3,197,604. The resulting change in cash for the period was an increase of $1,483,971, which was primarily due to related parties proceeds during the period.

As of September 30, 2018, we had current liabilities of $6,349,046, which was composed of amount due to related parties of $5,819,034, commission payables of $146,274, accounts payable of $17,952 and accruals and other payable of $365,786.

As of September 30, 2017, we had a cash balance of $170,478. During the period ended September 30, 2017, net cash used in operating activities totaled $566,518. Net cash used in investing activities totaled $39,216. Net cash provided by financing activities during the period totaled $623,937. The resulting change in cash for the period was an increase of $65,046, which was primarily due to related parties proceeds during the period.

As of December 31, 2017, we had current liabilities of $3,047,093, which was composed of amount due to related parties of $2,370,003, commission payables of $152,871, accounts payable of $31,406 and accruals and other payables of $492,813.

We had net liabilities of $3,603,548 and $1,915,996 as of September 30, 2018 and December 31, 2017, respectively.

Management estimates that the general operating costs for the next 12 months will be approximately $1,500,000. At present, the Company may not have sufficient capital resources to meet its anticipated operating and capital requirements for the next 12 months. The Company anticipates receiving royalty payments from its licensees starting the last quarter of 2018. Management is also evaluating other options, including obtaining financing through private placements, charging licensees administration fees, and entering additional licensing agreements. The Company will continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”), and Lim Wee Kiat, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2018. Based upon their participation in that evaluation, the CEO and CFO concluded that the control deficiency over financial reporting identified during the previous period has been remediated and the disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.	RISK FACTORS

The company is necessarily subject to a number of risks which should be considered when reviewing this Quarterly Report. Some of the risks relating to the Company are set forth in our Annual Report on Form 10K for the period ended December 31, 2017, which should be reviewed in conjunction herewith.

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

VITAXEL GROUP LIMITED

November 14, 2018	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)

VITAXEL GROUP LIMITED

November 14, 2018	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (principal financial and accounting officer)