Form 10-Q/A
period 2018-09-30
Vitaxel Group Ltd
filed 2018-11-19
CIK 1623590

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed to correct a typographical error on page 4, on the accumulated deficit in the Condensed Consolidated Balance Sheets of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 as originally filed with SEC on November 14, 2018 (the “Original Form 10-Q”).

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. This Amendment speak as of the date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	September 30,	December 31,
	2018 (Unaudited)	2017 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,175,170	$691,199
Account receivable, net	507	—
Amount due from related parties	262,549	136,010
Inventories	20,395	28,525
Other receivables, prepayments and other current assets	77,360	44,305
Total current assets	2,535,981	900,039

Non-current assets
Long term investments	—	—
Property and equipment, net	209,517	231,058
Total non-current assets	209,517	231,058

TOTAL ASSETS	$2,745,498	$1,131,097

CURRENT LIABILITIES
Amounts due to related parties	$5,819,034	$2,370,003
Commission payables	146,274	152,871
Accounts payable	17,952	31,406
Accrued expense and other payables	365,786	492,813
Total current liabilities	6,349,046	3,047,093
TOTAL LIABILITIES	6,349,046	3,047,093

Commitments and Contingencies (Note 8(1))

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(8,570,546)	(6,776,474)
Accumulated other comprehensive income	211,791	105,271
Total stockholders’ equity	(3,603,548)	(1,915,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,745,498	$1,131,097

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

For the period ended September 30, 2018, the Company reported a net loss of $1,794,073 and negative working capital of $3,813,065. The Company had an accumulated deficit of $8,570,546 as of September 30, 2018 due to the fact that the Company incurred losses during the years prior to September 30, 2018.

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

VITAXEL GROUP LIMITED

November 19, 2018	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)

VITAXEL GROUP LIMITED

November 19, 2018	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (principal financial and accounting officer)