Form 10-K
period 2018-12-31
Vitaxel Group Ltd
filed 2019-04-01
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $16,496,810 (computed using the closing sales price of $0.305 per share of common stock on such date).

As of April 1, 2019, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

i

FORWARD-LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language. We caution that any forward-looking statement made by us in this Form 10-K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Some of the factors that may cause actual results to differ materially from expected or desired results may include, without limitation, the following:

●	That our auditors have expressed substantial doubt as to our ability to continue as a going concern and, our inability to obtain adequate financing,

●	the significant length of time and resources associated with the development of our products and services, and related insufficient cash flows and resulting illiquidity,

●	our inability to expand our business,

●	significant competition,

●	our relationship with, and our ability to influence the actions of, our members;

●	improper action by our employees or members in violation of applicable law;

●	adverse publicity associated with our products, services or network marketing organization, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

●	changing consumer preferences and demands;

●	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our member relations and operating results;

●	regulatory matters governing our products and services, including potential governmental or regulatory actions concerning our products and services and network marketing programs, including the direct selling market in which we operate;

●	legal challenges to our network marketing program;

●	risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third-party importers, pricing and currency devaluation risks;

●	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

●	uncertainties relating to interpretation and enforcement of legislation governing direct selling in certain jurisdictions;

●	our inability to obtain the necessary licenses to expand our direct selling business in certain jurisdictions;

●	adverse changes in the global economy;

●	our dependence on increased penetration of existing markets; our dependence on increased penetration of existing markets;

●	contractual limitations on our ability to expand our business;

●	our reliance on our information technology infrastructure and outside service providers and manufacturers;

●	the sufficiency of and enforceability in Asia of, our intellectual property rights;

●	changes in tax laws, treaties or regulations, or their interpretation;

●	taxation relating to our members; and

●	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

PART I.

ITEM 1. Business

As used in this Annual Report, “we,” “us,” “our,” “Vionmall,” “Company” or “our Company” refers to Vitaxel Group Limited in general on a consolidated basis. Our two main operating subsidiaries are Vitaxel SDN BHD (“Vitaxel”), and Vitaxel Online Mall SDN BHD (“Vionmall”).

Our Company

Vitaxel Group Limited is the holding company for Vitaxel SDN BHD (“Vitaxel”), and Vitaxel Online Mall SDN BHD (“Vionmall”), both of which are wholly owned subsidiaries of the Company, Incorporated under the laws of the Country of Malaysia. Vitaxel was organized and commenced business operations in 2014 and Vionmall was organized and commenced business operations in 2015.

Vitaxel is a global direct selling, multi-level marketing (“MLM”) company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce.

Vionmall is an e-commerce business for retail sales direct to consumers. We do not develop or manufacture the products and services which we offer.

Our revenues for our Vitaxel and Vionmall subsidiaries during the years ended December 31, 2018 were approximately $35,001and $190 respectively.

As a multi-level marketing company, a significant part of our platform involves recruiting members that sell our goods and services and that assist in recruiting other members. Our members can also promote and sell their own products and services through our Vionmall subsidiary.

Our principal offices are located in Kuala Lumpur, Malaysia.

Our operations, including sales transactions, are primarily based in Malaysia. We presently have approximately 5,700 members.  As of December 31, 2018, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries. We provide our members from time-to-time with training which includes prospecting and closing skills, plan orientation, back-office training, network management, personal and leadership development and team-building activities.

Unlike the traditional MLM business model where most of the business model concentrates on particular products and/or services, our business model allows our members to own a sub-domain through Vionmall where they can promote their own products and services (separate from our products and services). We believe that this model is the first of its kind in Asia.

We strive to differentiate ourselves through innovation in both our product and service offerings and our sales channels. Consumers can purchase our products and services either directly from our members or directly from our online platform. Our products and services are listed on our website and customers can easily purchase them online. Our members need not carry our products physically to their customers, they only need to promote our products through word of mouth or show prospective customers our list of products online through computers or smart-phones. During the year ended December 31, 2018, our revenues were primarily attributable to the sale of Vitaxel product packages.

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

In addition to discounted prices, members can earn income from several sources. Members may earn income by selling our products and services and their own products and services. The allocation of proceeds from the sales of members’ products and services is similar to the allocation process for independent suppliers of products and services. Suppliers determine the minimum amount they wish to receive. The retail price to consumers is then negotiated between us and the supplier and we retain the difference as profit. In addition, members who sponsor other members may earn commissions and bonuses based upon their sponsored members’ performance.

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

To become a member, a person must purchase a member package. Member packages include products and points that carry a value that approximates the package price. The packages do not come with a membership fees as membership fees are currently exempted for the first year (that is when members purchase the package, membership fees are waived for the first 12 months) of enrollment by new members. We only collect the membership fees from the second year onwards. Each member package is available in English and Chinese and typically includes booklets describing us, our compensation plan and rules of member conduct, various training and promotional materials, member applications and a product and services catalog. The price of a member package varies by package type and provides a low-cost entry for incoming members.

The vacation business is seasonal as it depends on the holidays in the countries that the members reside.

History

Our publicly traded parent company was incorporated as Albero, Corp. in Nevada on November 19, 2013. Prior to the Share Exchange and Split-Off (each as defined below), we were engaged in the horse breading business. This business however was spun off contemporaneous with our acquisition of Vitaxel and Vionmall.

On January 8, 2016, (i) we changed our name to Vitaxel Group Limited, and (ii) we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 7,000,000,000 shares of common stock, par value $0.000001 (the “Common Stock”), and 100,000,000 shares of “blank check” preferred stock, par value $0.000001.

On January 18, 2016, we completed a share exchange (the “Share Exchange”) under a Share Exchange Agreement (the “Share Exchange Agreement”) of the same date among us, Vitaxel SDN BHD, a Malaysian corporation (“Vitaxel”), the shareholders of Vitaxel, Vitaxel Online Mall SBN BHD, a Malaysian corporation (“Vionmall”) and the shareholders of Vionmall pursuant to which Vitaxel and Vionmall each became wholly owned subsidiaries of ours. In the Share Exchange, all of the outstanding shares of Vitaxel and Vionmall were converted into shares of our Common Stock, resulting in those operating companies becoming our wholly owned subsidiaries.

In connection with the Share Exchange and pursuant to a Split-Off Agreement (defined below), we transferred our pre-Share Exchange assets and liabilities to our pre-Share Exchange majority stockholder, in exchange for the surrender by him and cancellation of 3,000,000 shares of our Common Stock.

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

On June 12, 2017, we effectuated a 1:100 reverse stock split (the “Reverse Split”) whereby our authorized shares of capital stock was reduced in proportion to the Reverse Split ratio. Accordingly, our 7,000,000,000 shares of authorized common stock became 70,000,000 shares of authorized common stock and our 100,000,000 shares of authorized preferred stock became 1,000,000 shares of authorized preferred stock. Additionally, as part of the Reverse Split, the par value of both our common stock and our preferred stock was proportionately increased from $0.000001 per share to $0.0001 per share, as reflected in the Certificate of Amendment. Under Nevada law, the Reverse Split and corresponding reduction in authorized common stock and preferred stock, and increase in par value of both classes of our stock, did not require shareholder approval.

On June 13, 2017 we received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Reverse Split at the open of business on June 15, 2017. When the reverse stock split became effective, every one hundred shares of our pre-split issued and outstanding common stock, par value 0.000001 per share, automatically converted into one post-split share of our common stock, par value 0.0001 per share, rounded up to the nearest share, and with a corresponding reduction of the number of shares of common stock we are authorized to issue and increase in par value. The new CUSIP number for our common stock following effectiveness of the reverse stock split is 92849Y206.

Competition

The goods and services we sell that are most vulnerable to competition are those categories that relate to travel, entertainment and lifestyle products and services. These services are available through many channels including those of direct selling and the Internet. We try to differentiate ourselves from our competitors through our member focus on the consultative and educational nature of the sales process and the contact that our members have with their customers.

We are subject to competition for the recruitment of members from other network marketing organizations, including those that market similar products and services as well as other types of products and services. Our ability to remain competitive depends on having relevant products that meet consumer needs, a rewarding compensation plan, and a financially viable company.

Management believes that the direct selling channel is an effective way to sell our products and services. We believe that the direct-selling channel is ideally suited to marketing our products and services because demand for travel, entertainment and lifestyle products and services is strengthened by ongoing personal contact and education between members and their customers. In addition, our members consume our products and services themselves, and therefore can provide first-hand testimonials about our products and services, which can serve as a powerful sales tool.

We believe our business model enables us to grow our business with moderate investment in our infrastructure and fixed costs. We incur no direct incremental cost to add a new member in our existing markets or add additional products and services to our product and service mix, and our member compensation varies directly with sales. Furthermore, we can readily increase production and distribution of our products and services as a result of having access to numerous third-party relationships.

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

List of Approved Trademark

Trademark	Country	Trademark Number
VITAXEL live better	Malaysia	2014054864
	Malaysia	2014055015
	Malaysia	2014055022
	Malaysia	2014055017
	Malaysia	2014055024
	Brunei	46827
	Cambodia	KH/63388/17
	China	17457041
	Hong Kong	303482631
	Laos	35972
	Macau	N/102422
	Myanmar	4/10323/2015
	Philippines	4/2015/00008618
	Singapore	40201512077R
	Taiwan	01770159
	Thailand	171121389
	Vietnam	283992
V device mark	Malaysia	2016061183
	Brunei	47867
	Laos	38092
	Macau	N/112729
	Myanmar	4/11300/2016
	Philippines	4/2016/00502995
	Singapore	40201609692T
	Taiwan	01816775

List of Pending Trademark Application

Trademark	Country	Application Date
VITAXEL live better	Indonesia	28 July 2015
V device mark	United States	16 March 2018
	Cambodia	17 June 2016
	China	25 March 2016
	Hong Kong	25 March 2016
	Indonesia	21 June 2016
	Thailand	16 June 2016
	Vietnam	17 June 2016

Government and Industry Regulation

Many countries have either implemented new laws or, made revisions to existing laws on direct selling and multilevel marketing in the last decade. Both developed and developing economies have realized the potential of the direct selling industry in light of the positive socio-economic impact of this sector – both directly and indirectly.

Along with the primary objective of regulating various fraudulent schemes, these countries have also enacted specific legislation largely self-monitored by local associations. Globally, these regulations relating to direct selling industry vary from country to country. Certain countries, including Malaysia, have enacted specific anti-pyramid laws to deal with frauds and abusive schemes, however, through specific regulations, they distinguish permissible MLM operations by direct selling companies. On the other hand, some countries primarily focus on consumer protection and strive to identify fraudulent schemes.

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

In addition, the direct sales/MLM industry has some level of self regulation and standards established by recognized trade organizations. The direct selling industry self –regulates itself to maintain high levels of probity, integrity, corporate governance and consumer protection standards. Multiple direct selling companies from across the world have also joined forces to form direct selling associations which promote ethical business practices and prescribe a detailed code of ethics for the members, its sales representatives and customers. The code of conduct is a self –regulatory standard which regulates the varying interactions across the spectrum of direct sales that often exceeds local legal requirements.

The World Federation of Direct Selling Associations (“WFDSA”) is a non-governmental, voluntary organization globally representing the direct selling industry as a Federation of 60 national Direct Selling Associations (“DSA’s”) and one regional DSA – Federation of European DSA (Seldia). The “World Selling Code of Conduct” (the “DSA Code”) was published by the WFDSA for National DSA members. This DSA Code establishes a standard framework for interaction between direct selling member companies, their direct sellers and consumers. The DSA Code is a constantly evolving cornerstone of the direct selling industry’s commitment to ethical business practices and customer service. It is a mechanism that helps ensure that independent salespeople and customers are treated fairly and respectfully.

In order for a DSA to become a member of WFDSA, it must adopt the minimum standards set forth by the Code to the extent the requirements are consistent with the law in each particular country. These Code of Ethics are enforced by an independent code administrator who is not connected with any member company. As a condition to membership in the DSA, all member companies agree to honor the administrator’s decisions. Broadly, the Code seeks to capture various aspects of a direct selling business which need to be regulated including use of misleading testimonials, misrepresentation of actual or potential earning claims or use of any exploitative and deceptive recruitment practices.

The Code has been classified into three sections containing regulations in respect of:

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

While the Company does not necessarily “commit” to the worldwide industry standards it does endeavor to maintain those standards as a minimum.

Regulations in Malaysia

The rise of the number of direct selling companies in Malaysia was accompanied by the rise of fraudulent activities such as pyramid and Ponzi schemes. In 2011, Malaysia amended its previously existing statute to rename it the Direct Sales and Anti-Pyramid Scheme Act (the “DSAPSA”). The key objectives of DSAPSA was to incorporate specific provisions governing sales achieved through electronic medium and regulations on legitimate multilevel marketing.

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

There is no prohibition on the sales of specific products. However, direct selling companies wanting to introduce new products must seek prior approval from the relevant authority before distributing the products. Also, all health products must be registered with the Drug Control Authority, Ministry of Health, before they can be sold through this mode. The Company is not involved in either door-to-door sales or mail order sales.

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

The Company will expand its network and membership through various promotion and advertisement.

Environmental Laws

Our operations are not subject to any environmental laws.

Employees

We have 26 full time employees, all of which are located in Malaysia. None of these employees are represented by a labor union. We have not experienced any work stoppages and we believe that our relations with our employees are good.

Corporate Information

Our principal executive office is located at Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia and our telephone number is 603-2143-2889. Our website is www.vitaxel.com. Information provided on, or accessible through, our website, however, is not part of this report and is not incorporated herein.

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are currently located at Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia, where the Company leases approximately 8,420 square feet at a monthly rental of RM7,000 (approximately US$1,736), which houses 28 employees. This lease terminates in Dec 31, 2019 and is renewable for 2 years increments.

We have another office lease as follows:

Property Address	Square Feet	Monthly Rent
No 31 & 33, Ground & Mezzanine Floor, Wisma Malaysia-Beijing, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia	9,170	RM14,000 (approximately US$3,184)

This location is utilized for corporate office and inventory storage, and we believe our facilities are adequate for our current needs.

Additional space may be required as we expand our business activities, but we do not foresee any significant difficulties in obtaining additional office facilities if deemed necessary.

We do not own any real property.

ITEM 3. Legal Proceedings

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Market Information

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

	High	Low
Year ended December 31, 2017
First Quarter	$2.80	$1.05
Second Quarter	2.00	0.61
Third Quarter	1.19	0.51
Fourth Quarter	1.25	0.25
Year ended December 31, 2018
First Quarter	$1.25	$0.30
Second Quarter	$0.60	$0.30
Third Quarter	$0.305	$0.23
Fourth Quarter	$0.30	$0.20

The last reported sales price of our common stock on the OTC Markets on March 29, 2019 was $0.20 per share.

b)	Holders

As of April 1, 2019 the Company 1,897 stockholders of record. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

c)	Dividend Policy

The Company has never paid cash dividends on its common stock and does not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

d)	Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock (a)	Weighted-average exercise price of outstanding options, warrants and rights (excluding restricted stock reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	3,100,290	$—	36,899,710

Total	3,100,290	$—	36,899,710

On January 18, 2016, our board of directors and stockholders approved, the 2016 Equity Incentive Plan (“2016 Plan”), which reserves a total of 10,000,000 shares of our Common Stock for issuance under the 2016 Plan. As described below, incentive awards authorized under the 2016 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the internal Revenue Code of 1986, as amended (the “Code”). If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

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

In 2017, the Company issued 3,100,290 shares of our Common Stock under the 2016 Plan. Out of the 3,100,290 shares of our Common Stock, the Company granted and issued 1,000,000 shares of common stock of the Company to Dato Lim Hui Boon, President of the Company; 1,000,000 shares of common stock of the Company to Leong Yee Ming, CEO of the Company; and 1,000,000 shares of common stock of the Company to Lim Wee Kiat, Chairman of the Board. As at December 31, 2017, the Company has balance of 6,899,710 shares of our Common Stock under the 2016 Plan.

In December 2017, the Board of Directors of the Company increased the number of shares under the 2016 Plan to 40,000,000 shares.

In 2018, the Company did not issue any shares options under the 2016 Plan.

As of December 31, 2018, and March 19, 2019, respectively, there were an aggregate of 3,100,290 shares issued under the 2016 Plan with no additional shares issuable upon exercise of Options granted under the plan in year 2018. As of March 19, 2019, there were an aggregate of 6,899,710 shares of common stock remaining eligible for issuance pursuant to the 2016 Plan, as amended to date.

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

Rule 10B-18 Transactions

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. Selected Financial Data

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Overview

Vitaxel Group Limited is the holding company for Vitaxel SDN BHD (“Vitaxel”), and Vitaxel Online Mall SDN BHD (“Vionmall”), both of which are wholly owned subsidiaries of the Company, Incorporated under the laws of the Country of Malaysia.

Vitaxel is a global direct selling, multi-level marketing (“MLM”) company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce.

Vionmall is an e-commerce business for retail sales direct to consumers. We do not develop or manufacture the products and services which we offer.

Non-Reliance on Previously Issued Completed Interim Reviews

On April 16, 2018 the Board of Directors of the Company determined that each of the Quarterly Reports on Form 10-Q for the periods ended March 31, 2017, June 30, 2017 and September 30, 2017 needed to be revised. These revisions were necessary due to errors with respect to the (i) cost of goods sold, (ii) shares issued in January 2017 and in March 2017 and (iii) minor corrections in the revenues. Management noted an error in billing to one of its associates for goods sold to them during the two quarters of fiscal year ended December 31, 2017, necessitating changes to the financial statements for the two quarters of 2017 ending June 30, 2017 and September 30, 2017. It was also discovered that shares issued on January 4, 2017 and on March 21, 2017 were not properly recorded in the Form 10-Q for the period ended March 31, 2017. Due to miscommunications within the Company, the shares issued pursuant to the 2016 Equity Incentive Plan were not recorded. As a result of these errors, revisions needed to be made to the cost of goods sold and the number of shares issued and outstanding.

Amendments to the Quarterly Reports on Form 10-Q for the periods ended March 31, 2017, June 30, 2017, and September 30, 2017, respectively, were filed with the Securities and Exchange Commission on May 15, 2018 to remedy the errors discussed above.

Results of Operations

For the year ended December 31, 2018 compared to December 31, 2017

Revenue

We recognized revenue of $35,191 and $563,545 for the years ended December 31, 2018 and 2017 respectively. The decrease in revenue for the year ended December 31, 2018 was attributable to a decrease in the number of customers in 2018 compared to our sales from a greater number of customers in 2017.

Cost of Sales

Cost of sales for the year ended December 31, 2018 was $12,636 compared to $112,559 for the year ended December 31, 2017. The decrease for the year ended December 31, 2018 was due to the decrease of revenue of $35,191 for the year ended December 31, 2018 as compare to the revenue for the year ended December 31, 2017 of $563,545.

Gross Profit

Gross profit for the year ended December 31, 2018 was $22,555 compared to $450,986 for the year ended December 31, 2017. Gross margin for the year ended December 31, 2018 was 64%, compared to 80% for the year ended December 31, 2017. Higher gross profit margin in December 31, 2017 was primarily attributable to the sales to Vitaxel Corp. (Thailand) Limited.

Operating Expenses

For the year ended December 31, 2018, we incurred total operating expenses in the amount of $1,471,447 , composed of selling expenses of $5,706 and general and administrative expenses totaling $1,465,741. For the year ended December 31, 2017, we incurred total operating expenses in the amount of $4,655,251, composed of selling expenses of $2,398 and general and administrative expenses totaling $4,652,853. The increase of $3,308, or 138% for the selling expenses and the decrease of $3,187,112, or 68% for the administrative expenses, caused total operating expenses to decrease by $3,193,804 or 68%.

In 2017, there were onetime expense arising from issuance of 3,100,290 common shares under the Equity Incentive Plan as bonus for its employee, resulting in $3,409,604 expense absorbed. Whilst in 2018, the Company has also provided onetime expense of impairments on amount due from related parties and associate company of $430,600 and impairment on long term investment of $612,056, which were accounted under other expense. We do not foresee such onetime expense to be incurred again, hence will not expect further increase in expenses in the foreseeable future.

Liquidity and Capital Resources

As of December 31, 2018, we had a cash balance of $1,004,397. During the year ended December 31, 2018, net cash used in operating activities totaled $1,352,525. Net cash used in investing activities totaled $690,169. Net cash generated from financing activities during the period totaled $2,377,144. The resulting change in cash for the period was a of $313,198, which was primarily due to cash provided from the proceeds received from related parties.

As of December 31, 2017, we had a cash balance of $691,199. During the year ended December 31, 2017, net cash used in operating activities totaled $691,914. Net cash used in investing activities totaled $64,623. Net cash generated from financing activities during the period totaled $1,463,972. The resulting change in cash for the period was a of $585,767, which was primarily due to cash provided from the proceeds received from related parties.

As of December 31, 2018, we had current liabilities of $5,392,409, which was composed of amount due to related parties of $4,862,363, other payable of $381,514, commission payables of $138,118 and accounts payable of $10,414.

As of December 31, 2017, we had current liabilities of $3,047,093, which was composed of amount due to related parties of $2,370,003, other payable of $492,813, commission payables of $152,871 and accounts payable of $31,406.

We had net liabilities of $4,152,733 and $1,915,996 as of December 31, 2018 and December 31, 2017, respectively.

We have incurred losses since its inception resulting in an accumulated deficit of $9,111,400 as of December 31, 2018, and further losses are anticipated in the development of its business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Our failure to do so may result in us not being able to continue as an operating company.

Recent Developments:

Grand Legacy License; Transaction With Affiliate

On January 5, 2017, we entered into a License Agreement (the “Agreement”) with Grande Legacy Inc., a BVI Business Company incorporated in the British Virgin Islands. Pursuant to the Agreement, we granted Grande Legacy Inc. an exclusive, non-transferable, revocable license to use our trademarks, brands, logos or service marks to market and operate our business and commercialize our online shopping and service platform, including but not limited to our online shopping mall known as “Vionmall”, in United State of America, South Korea, Japan and other parts of the world agreed to by the Company from time to time. The term of the Agreement is three years with a possibility of renewal for another three years. The Agreement provides that Grande Legacy Inc. is in charge of all initial costs of setting up its business in United State of America, South Korea, Japan and other parts of the world agreed to by the Company. Grande Legacy Inc. is required to pay us a revenue share of 55% of the net profits for every three-month period.

On January 1, 2019, we amended the Licensing Agreement with Grande allowing them to provide their marketing activities in Singapore and further changing our royalty payment from 55% of net profit to 4% of revenue. We believe that these changes will allow us to generate revenue regardless of whether Grande Legacy Inc. is able to generate net profit or not, and will also avoid dispute as to calculations of net profits.

We have the following material relationships with Grande Legacy Inc.: (i) our Chief Executive Officer, Leong Yee Ming owns 2 shares, or 50% of Grande Legacy Inc.’s issued and outstanding shares, and is a principal executive officer and a director Grande Legacy Inc.; and (ii) our President, Dato Lim Hui Boon’s brother Lim Hui Sing, owns 2 shares, or 50% of Grande Legacy Inc.’s issued and outstanding shares, and is a director of Grande Legacy Inc. However, Lim Hui Sing does not stay with any of the immediate family of the President of the Company, Mr Lim Hui Boon. He is considered to be independent party towards the said family. He is also not an officer nor a director of the Company

Grand Legacy Acquisition Termination; Continuation of License Agreement

On December 15, 2017, we entered into an agreement for the acquisition of Grand Legacy with its shareholders, Lim Hui Sing and Leong Yee Ming (together, the “Sellers”) and Vitaxel Sdn. Bhd., our wholly-owned subsidiary for the acquisition of Grande Legacy Inc., a British Virgin Islands company (“Grande Legacy”) (the “Acquisition”). As consideration for the transaction, the Company was required to issue to each of the Sellers 37,500,000 shares of the Company’s common stock, or at total of 75,000,000 shares (the “Consideration Shares”).

Among the conditions to closing of the Acquisition, the parties agreed that:

●	The Company and Grande Legacy were required to complete the audit of Grande Legacy and the consolidated audited financial statements of the Company and Grande Legacy reflecting such transaction.

●	The Company would issue the 75,000,000 Consideration Shares to the Sellers within 30 days of the Company’s obtaining all shareholder approvals necessary to approve the issuance of said shares and to amend the Company’s Certificate of Incorporation by increasing its capitalization to facilitate such issuance.

While Grande Legacy was able to deliver its audited financial statements, the Company did not obtain the shareholder approval consents necessary to increase its capitalization so that it can issue the Consideration Shares.

On September 17, 2018, the Company was notified by Grande Legacy of their intent to terminate the Acquisition since the requisite approvals for issuance of the Consideration Shares and the audit was not completed. After extended deliberation and negotiation, the Company determined that the cost in completing the transaction would likely outweigh the benefits of completion of the Acquisition. Accordingly, the Company allowed the Acquisition to terminate and entered into a Termination and Release Agreement with Grande Legacy on December 5, 2018.

Other than expenses incurred in connection with the Acquisition transaction, the Company did not pay any consideration and no Consideration Shares were issued. In addition, no penalties were payable by either party.

Notwithstanding the foregoing termination of the Acquisition, the License Agreement between the Company and Grande Legacy entered into on January 5, 2017, as amended, is still in full force and effect.

Other

On August 15, 2016, we entered into a License Agreement with Vitaxel Corp (Thailand) Ltd., a limited liability entity and incorporated in Thailand, as amended on August 21, 2016 to, among other things, extend the term from three years with a three-year renewal term to 10 years with a 10-year renewal term. Pursuant to this agreement, we granted Vitaxel Corp. (Thailand) Ltd. an exclusive, non-transferable, revocable license to use our trademarks, brands, logos or service marks to market and operate our business and commercialize our online shopping and service platforms, including but not limited to our online shopping mall known as “Vionmall”, in Thailand. We and or our subsidiaries will have the right of first refusal to acquire Vitaxel Corp. (Thailand) Ltd. if its shareholders decide to dispose its assets or company. Vitaxel Corp (Thailand) Ltd. is in charge of all initial costs of setting up our business in Thailand. Vitaxel Corp (Thailand) Ltd. shall pay us a revenue share of 70% of the net profits.

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

On July 2, 2018, we entered into an agreement with one independent third party to dispose the entire shareholding in Vitaxel Corp (Thailand) Ltd. for a total proceeds of $10,000. The disposal has been completed as of the date of this report. The License Agreement between the Company and Vitaxel Corp (Thailand) Ltd. entered into on August 15, 2016 is still in full force. The Company did not received any royalty payment from Vitaxel Corp (Thailand) Ltd during the year ended December 31, 2018 and 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies and Estimates

There are no material changes in the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Please refer to Note 2 Summary of Significant Accounting Policies of the Financial Statements for disclosures regarding the critical accounting policies related to our business.

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 2 Summary of Significant Accounting Policies of the Financial Statements for disclosures regarding the critical accounting policies related to our business.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

VITAXEL GROUP LIMITED

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vitaxel Group Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vitaxel Group Ltd. (the “Company”) as of December 31, 2018, the related consolidated statements of loss and comprehensive loss, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses of $9,111,400 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

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

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2018

Vancouver, Canada

April 1, 2019

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

 Lakewood, Colorado

April 17, 2018

VITAXEL GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	As of	As of
	December 31,	December 31,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$1,004,397	$691,199
Accounts receivable	82	—
Amount due from related parties	4,928	136,010
Inventories	32,585	28,525
Other receivables, prepayments and other current assets	55,954	44,305
Total Current Assets	1,097,946	900,039

Non-current assets
Property and equipment, net	141,730	231,058
Total Non-Current Assets	141,730	231,058

TOTAL ASSETS	$1,239,676	$1,131,097

CURRENT LIABILITIES
Amounts due to related parties	$4,862,363	$2,370,003
Commission payables	138,118	152,871
Accounts payable	10,414	31,406
Accruals and other payables	381,514	492,813
Total current liabilities	5,392,409	3,047,093
TOTAL LIABILITIES	5,392,409	3,047,093

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,111,400)	(6,776,474)
Accumulated other comprehensive income	203,460	105,271
Total Stockholders’ Equity	(4,152,733)	(1,915,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,239,676	$1,131,097

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. dollars)

	For the Years Ended December, 31
	2018	2017
REVENUE	$35,191	$563,545

COST OF REVENUE	(12,636)	(112,559)

GROSS PROFIT	22,555	450,986

OPERATING EXPENSES
Selling expense	(5,706)	(2,398)
General and administrative expenses	(1,465,741)	(4,652,853)
Total Operating Expenses	(1,471,447)	(4,655,251)

LOSS FROM OPERATIONS	(1,448,892)	(4,204,265)

OTHER INCOME / (EXPENSE), NET
Management fee income	240,000	—
Other income	1,346	66,980
Bad debts	(430,600)	—
Impairments	(612,056)	—
Other expense	(84,724)	(51)
Total other income / (expense), net	(886,034)	66,929

NET LOSS	$(2,334,926)	$(4,137,336)

OTHER COMPREHENSIVE (LOSS) / INCOME
Foreign currency translation adjustment	98,189	(121,668)

TOTAL COMPREHENSIVE LOSS	$(2,236,737)	$(4,259,004)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903

Net loss per share - basic and diluted	$(0.04)	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

					Accumulated
			Additional		Other	Total
	Common		Paid-in	Accumulated	comprehensive	Stockholders’
	Stock		Capital	Deficit	income (loss)	Equity
	Shares*	Amount
Balance, December 31, 2016	50,987,250	$5,099	1,340,504	$(2,639,138)	$226,939	$(1,066,596)
Equity incentive plan	3,100,290	310	3,409,294	—	—	3,409,604
Effect from reverse stock split	363	—	—	—	—	—
Net loss	—	—	—	(4,137,336)	—	(4,137,336)
Foreign currency translation adjustment	—	—	—	—	(121,668)	(121,668)
Balance, December 31, 2017	54,087,903	$5,409	4,749,798	$(6,776,474)	$105,271	$(1,915,996)
Net loss	—	—	—	(2,334,926)	—	(2,334,926)
Foreign currency translation adjustment	—	—	—	—	98,189	98,189
Balance, December 31, 2018	54,087,903	$5,409	4,749,798	$(9,111,400)	$203,460	$(4,152,733)

* All outstanding shares were retrospectively adjusted for reverse stock split in June 12, 2017. See Note 11 for details.

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,334,926)	$(4,137,336)
Items not involving cash:
Depreciation – property, plant and equipment	51,594	28,234
Issuance of employee equity incentive plan	—	3,409,604
Impairment on long term investments	612,056	—
Impairment on amount due from related parties	279,810	—
Impairment on amount due from associate company	150,790	—
Property and equipment written off and disposal	50,986	—
Inventories written off	829	—
Changes in operating assets and liabilities:
Accounts receivable	(82)	1,944
Other receivables, prepayments and other current assets	(11,649)	(17,257)
Inventories	(4,889)	25,388
Amount due from related parties	—	(108,928)
Accounts payable	(20,992)	23,155
Commission payables	(14,753)	36,956
Accrued expense and other payables	(111,299)	46,326
Net cash used in operating activities	(1,352,525)	(691,914)

CASH FLOWS FROM INVESTING ACTIVITIES
Amount due from associate	(47,766)	—
Purchase of short-term investment	(629,151)	—
Purchase of property, plant and equipment	(13,252)	(64,623)
Net cash used in investing activities	(690,169)	(64,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from directors	(40,491)	5,427
Proceeds from related parties	2,417,635	1,281,248
Net cash provided by financing activities	2,377,144	1,286,675

EFFECT OF EXCHANGE RATES ON CASH	(21,252)	55,629

NET CHANGE IN CASH AND CASH EQUIVALENTS	313,198	585,767

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	691,199	105,432

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,004,397	$691,199

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS

(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Vitaxel Group Limited (the “Company”), incorporated in Nevada, is engaged in direct selling industry and online shopping platform primarily through its operating entities in Malaysia.

Vitaxel SDN BHD (“Vitaxel SB”), was incorporated in Malaysia on August 10, 2012. The Company is primarily engaged in the direct selling industry utilizing a multi-level marketing model with an emphasis on travel, entertainment and lifestyle products and services.

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

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, all intercompany balances and transactions are eliminated. The Company owns 100% interest in both of its subsidiaries, Vitaxel Sdn Bdn. and Vitaxel Online Mall Sdn.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Significant areas of estimate include useful lives of property and equipment, impairment of long-term assets and deferred income tax obligations. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign currency translation and transactions

The functional currency of the Company is the Malaysian Ringgit (“MYR”) and reporting currency of the Company is United States Dollar (“USD”). The financial statements of the Company are translated into USD using the exchange rate as of the balance sheet date for assets and liabilities and average exchange rate for the year for income and expense items. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders’ equity.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the year ended December 31, 2018 and 2017, the Company did not write off any accounts receivable as bad debts. The Company has provided an impairment on the amount due from HWGG of $279,810 and an impairment of $150,790 on the amount due from Vitaxel Thailand Co. Ltd.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2018 and 2017, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories consist of finished goods. Inventories are stated at lower of cost or net realizable value, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods. For the year ended December 31, 2018 and 2017, the Company written down $829 and $0 respectively, of its inventories that have been obsolete.

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

Property and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	10 years
Computer equipment	5 years
Furniture and fixtures	10 years
Electrical & fitting	10 years
Motor vehicle	10 years
Software and website	5 years
Leasehold improvement	10 years

The residual values, useful lives and methods of depreciation of property and equipment are reviewed and adjusted if appropriate, on an annual basis. During the financial year ended December 31, 2018, the Company has revised the estimated useful of Computer equipment and Software and website from 10 years to 5 years.

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

Product sales − The Company recognizes revenue when it satisfies each performance obligation by transferring control of the goods to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of December 31, 2018 and 2017.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired. For the year ended December 31, 2018 and 2017, all membership fees were waived by the Company for promotion purpose, except for only 2 renewal fees totaling to $30 recognized in current year.

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

Income Taxes

Income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Uncertain Tax Positions

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of December 31, 2018 and 2017.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Combined Statement of Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the years ended December 31, 2018 and 2017, there was no dilutive effect due to net loss.

Related party transactions

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is still evaluating the impact that the adoption of ASU 2018-13 will have on the consolidated financial statements and has not yet decided whether or not to early adopt the amendments.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission (“SEC”) did not, or are not believed by management, to have a material impact on the Company’s present and future consolidated financial statements.

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

For the year ended December 31, 2018, the Company reported a net loss of $2,334,926 and working capital deficit of $4,294,463. The Company had an accumulated deficit of $9,111,400 as of December 31, 2018.

The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENTASSETS

Other receivables, prepayments and other current assets consist of the following:

	As of December 31, 2018	As of December 31, 2017

Deposits (1)	$47,161	$11,157
Prepayments (2)	8,555	1,679
Others (3)	238	31,469
	$55,954	$44,305

(1)         Deposits represented payments for rental, utilities, construction funds to government department and deposit payment to product suppliers.

(2)         Prepayments mainly consists of prepayment for insurance and IT related fees.

(3)         Others mainly consists other miscellaneous payments

5.	LONG-TERM INVESTMENT

	As of December 31, 2018	As of December 31, 2017

Investment in associated companies
Vitaxel Corporation Thailand Co., Ltd (1)
Cost	$27,539	$27,539
Share of loss in investment in an associated company	(25,716)	(25,716)
Foreign currency translation adjustment	(1,823)	(1,823)
Total investment in associated companies	—	$—

Other long-term investments
Ho Wah Genting Group Ltd (2)
Cost	$629,151	$—
Impairment on carrying amount	(612,056)	—
Foreign currency translation adjustment	17,095	—
Total other long-term investments	$—	$—
Total Long-Term Investments	$—	$—

(1)         On April 20, 2016, the Company invested 958,000 Thai Baht or $27,539 to Vitaxel Corporation Thailand Co., Ltd., a company registered in Thailand, and holds 47.99% shares of it. The long-term investment is accounted using the equity method.

The Company entered into a Sale and Purchase Agreement dated July 2, 2018 to sell all the total and outstanding shares of Vitaxel Corporation Thailand Co. Ltd. for total proceeds of $10,000. The disposal has been completed as of the date of this report.

As of December 31, 2018, the Company has provided impairment on the amount due from Vitaxel Corporation Thailand Co., Ltd of $150,535.

(2)         During the year ended December 31, 2018, the Company acquired 7,663,246 shares of common stock of Ho Wah Genting Group Limited (“HWGG”), which is listed on the U.S. OTC (Pink) Market (stock code: HWGG), for consideration of MYR2,466,993 or US$629,151 from certain shareholders of HWGG. This resulted in ownership by the Company of approximately 1.53% of HWGG

The President of the Company, Dato’ Lim Hui Boon, is also the President of HWGG.

In the absence of active market participants and liquidity for HWGG stock based on the review of the trading history of this stock, management concluded that there is no active market for the stock. There is significant doubt about HWGG’s ability to continue as a going concern and thus the management deemed that the stock has no readily determinable fair value.

As of December 31, 2018, the Company has provided impairment of $612,056 investment of HWGG.

6.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	As of December 31, 2018	As of December 31, 2017

Office equipment	$36,163	$36,471
Computer equipment	72,123	102,862
Furniture and fittings	7,557	7,978
Electrical & fitting	—	375
Motor vehicle	—	16,983
Software and website	12,757	11,580
Renovations	103,038	108,860
	231,638	285,109
Less: Accumulated depreciation	(89,908)	(54,051)
Balance at end of year	$141,730	$231,058

Depreciation expenses charged to the statements of loss and comprehensive loss for the years ended December 31, 2018 and 2017 were $51,594 and $28,234 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of December 31, 2018	As of December 31, 2017

Provisions and accruals	$67,989	$148,326
Others (1)	313,525	344,487
Balance at end of year	$381,514	$492,813

(1)         Other payables mainly consist of members allocated redemption points and commission payable.

8.	INCOME TAX

Income taxes consisted of Malaysia income tax and U.S. income tax. Malaysia income tax rate is 24% (2017: 24%) and United States of America income tax rate is 21% (2017: 34%). A reconciliation of income taxes at statutory rates is as follows:

	For the year ended
	December 31, 2018	December 31, 2017
Loss before income tax	$(2,334,926)	$(4,137,336)
Statutory rate	21%	34%
Expected income tax recovery	$(490,000)	$(1,407,000)
Permanent difference	179,000	1,169,000
Effect of change in tax rate	45,000	—
Change in valuation allowance	266,000	238,000
Income tax recovery	$—	$—

Deferred tax assets are as follows:

	For the year ended
	December 31, 2018	December 31, 2017
Non-capital loss carry-forwards	$761,000	$522,000
Property and equipment	—	(27,000)
	761,000	495,000
Unrecognized deferred tax assets	(761,000)	(495,000)
Current tax expenses	$—	$—

Total loss carryforwards is $899,994 for U.S and $2,382,090 for Malaysia.

9.	RELATED PARTY TRANSACTIONS

	As of December 31, 2018	As of December 31, 2017
Amount due from related parties
Ho Wah Genting Berhad (1)	$4,928	$—
Ho Wah Genting Group Sdn Berhad (2)	—	18,149
Beedo Sdn Bhd (3)	—	14,837
Balance at end of year	$4,928	$32,986

Amount of due from an associated company
Vitaxel Corporation (Thailand) Limited (4)	$—	$103,024
Balance at end of year	—	103,024
Total Amount due from related parties	$4,928	$136,010

Amount of due to related parties
Dato’ Lim Hui Boon (5)	$—	$40,491
Ho Wah Genting Holiday Sdn Bhd (6)	170	1,703
Genting Highlands Taxi Services Sdn Bhd (7)	—	11,820
VSpark Malaysia Sdn Bhd (8)	—	4,967
Grande Legacy Inc. (9)	4,862,193	2,311,022
Balance at end of year	4,862,363	2,370,003
Total Amount due to related parties	$4,862,363	$2,370,003

The related parties balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $20,840 (2017 - $19,261) to HWGB during the years ended December 31, 2018 and 2017.

The Company has a lease commitment under an operating lease for its corporate office facility with HWGB. The lease expires by December 31, 2019 and the remaining commitment as at December 31, 2018 is $20,840.

(2)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”), a subsidiary of HWGG.

(3)	The President of the Company, Dato’ Lim Hui Boon, is a major shareholder of Beedo Sdn Bhd, holding 51% of share interest.

The Company recognized website maintenance expenses of $nil (2017 - $32,102) to Beedo Sdn Bhd during the years ended December 31, 2018 and 2017.

(4)	The Company recognized product sales of $nil (2017 - $455,361) to an associated company, Vitaxel Corp. (Thailand) Limited during the year ended December 31, 2018 and 2017.

(5)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as at December 31, 2017 were advances made to the Company.

(6)	A former director of the Company, Lim Chun Hoo, is also a director of Ho Wah Genting Holiday Sdn Bhd. On March 31, 2017, Lim Chun Hoo has resigned from the Company.

(7)	A director of the Company, Lim Wee Kiat, is also a director of Genting Highlands Taxi Services Sdn Bhd and of Vitaxel Sdn Bhd.

(8)	A director of a subsidiary (Vitaxel Online Mall Sdn Bhd), Liew Jenn Lim, is also a director of VSpark Malaysia Sdn Bhd.

The Company has engaged with VSpark Malaysia Sdn Bhd for marketing purposes. The Company also recognize product sales of $nil and $300 to VSpark Malaysia Sdn Bhd during the years ended December 31, 2018 and December 31, 2017 respectively.

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

On July 1, 2018, the Company signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 55% of net profits on a quarterly basis, commencing July 1, 2018. During the year ended December 31, 2018, the Company recognized $nil royalty income due GL incurring losses for the six months ended December 31, 2018.

On July 1, 2018, Vitaxel SB has entered into a management and administrative services agreement with GL. The agreement is to provide certain management and administrative support services for the operation of GL. For these services, Vitaxel SB shall charge a monthly management fee of $40,000 to GL. The Company recognized management fee income of $240,000 charged to GL for the year ended December 31, 2018.

(10)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following:

	As of December 31, 2018	As of December 31, 2017

Dato’ Lim Hui Boon	$230,000	$1,146,531
Lim Wee Kiat	65,158	1,171,732
Leong Yee Ming	50,612	1,156,767
Balance at end of year	$345,770	$3,475,030

10.	COMMITMENTS AND CONTIGENCIES

Capital Commitments

As of December 31, 2018, and 2017, Company has no capital commitments.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of December 31, 2018 are payable as follows:

2019	59,047
Total	$59,047

Rental expense of the Company was $95,364 and $77,010 for the years ended December 31, 2018 and 2017, respectively.

11.	SHAREHOLDERS’ EQUITY

The Company has 1,000,000 shares authorized for preferred stock, with 0 outstanding during the year ended December 31, 2018 and 2017.

The Company also has 70,000,000 shares authorized for common stock, with 54,087,903 outstanding during the year December 31, 2018 and 2017.

Reverse Stock split

On May 25, 2017, the Board of Directors of the Company authorized and approved an amendment (the “Amendment”) to the Company’s Amended and Restated Articles of Incorporation, which authorized a one hundred-to-one reverse stock split (the “Reverse Split”) of Vitaxel’s outstanding common stock, par value $0.000001 per share, with a record date of June 12, 2017 (the “Record Date”).

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

During the year ended December 31, 2017, the Company has issued 3,100,290 shares of non-restricted stock under the 2016 Plan and recognized $3,409,604 stock based compensation.

12.	PROPOSED TRANSACTIONS

The Company entered into a Share Sale Agreement (the “Agreement”) effective December 15, 2017 with Lim Hui Sing and Leong Yee Ming (together, the “Sellers”) and Vitaxel SB (the “Purchaser”), as previously described in the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2017 as amended on January 3, 2018 and June 11, 2018. Pursuant to the terms of the Agreement, the Sellers will sell to the Purchaser all their shares in GL, a British Virgin Islands company, resulting in the Company becoming the indirect owner of all of the issued and outstanding shares of the capital stock of GL. In consideration for such sale, the Company agreed to issue to the Sellers an aggregate of 75,000,000 shares of the Company.

On January 3, 2018 the parties to the Agreement executed and delivered an amendment (the “Amendment”) to the Agreement which provided that the acquisition of GL shall close upon satisfaction of both of the following conditions:

i.   The completion of the financial statements of GL being audited; and

ii.  The issuance of 75,000,000 shares of the Company to the Sellers within 30 days of the Company obtaining shareholder approval of the amendment to the Articles of Incorporation of the Company for increasing the amount of authorized shares.

On September 21, 2018, the Company received legal letter from the shareholders of GL to terminate the acquisition agreement and alleging that the Company exceeded its time to satisfy said conditions, which were to be completed by June 15, 2018.

On December 5, 2018, the Company entered into a termination and release agreement with GL in relation to the above termination, without any claims from either party. Notwithstanding the mention termination of acquisition, the License Agreement and Management and Administrative Services Agreement entered into by the Company and GL on January 5, 2017 and July 1, 2018 are still in full force and effect.

On January 1, 2019, the Company signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 4% of revenue on a quarterly basis, commencing January 1, 2019.

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

During the Company’s two fiscal years ended December 31, 2016 and December 31, 2015 and during the subsequent interim period from January 1, 2017 through May 7, 2017, (i) there were no disagreements with CZD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to CZD’s satisfaction, would have caused CZD to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 8, 2017, the Board of Directors of the Company engaged BF Borgers CPA PC (“BFB”) as the Company’s independent registered public accounting firm for the year ended December 31, 2017.

During the two fiscal years ended December 31, 2016 and December 31, 2015 and during the subsequent interim period from January 1, 2017 through May 7, 2017, neither the Company nor anyone on its behalf consulted BFB regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BFB concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a  “ disagreement ” or a  “ reportable event ” , each as defined in Regulation S-K Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.

On June 20, 2018, the Company dismissed BF Borgers CPA PC (“BFB”) as the Company’s independent registered public accounting firm, effective immediately.

The audit reports of BFB on the consolidated financial statements of the Company for the most recent fiscal year ended December 31, 2017 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except for a “going concern” contingency.

During the Company’s most recent fiscal year ended December 31, 2017 and during the subsequent interim period from January 1, 2018 through June 19, 2018, (i) there were no disagreements with BFB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to BFB’s satisfaction, would have caused BFB to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On June 20, 2018, the Board of Directors of the Company engaged Dale Matheson Carr-Hilton LaBonte LLP (“DMCL”) as the Company’s independent registered public accounting firm for the year ending December 31, 2018.

During the most recent fiscal year ended December 31, 2017 and during the subsequent interim period from January 1, 2018 through June 19, 2018, neither the Company nor anyone on its behalf consulted DMCL regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that DMCL concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a  ” disagreement “  or a  ” reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2018. Based upon their participation in that evaluation, the CEO and CFO concluded that the control deficiency over financial reporting identified during the previous period has been remediated and the disclosure controls and procedures were effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of all our directors and executive officers and our key management personnel as of the date hereof. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors.

Name and Address	Age	Position(s)
Lim Wee Kiat (1)	38	Chairman (Director), Secretary and Chief Financial Officer
Dato Lim Hui Boon (1)	67	President
Leong Yee Ming (1)	51	Chief Executive Officer and Director
Kay Wong-Alafriz	42	Director
Richard Anzalone (resigned on August 14,2018)	57	Director
Lim Wai Khoong (resigned on August 14, 2018)	53	Director

(1)	Dato Lim Hui Boon, Lim Wee Kiat and Leong Yee Ming are members of our Operations Committee, which oversees our general day to day operations and reports to our Board of Directors. Dato Lim Hui Boon serves as Chairman of the Operations Committee.

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

Lim Wee Kiat – Chairman of the Board of Directors, Chief Financial Officer and Secretary

Lim Wee Kiat has served as our Chairman of the Board of Directors and Secretary since January 18, 2016, and since August 21, 2017 has served as our Chief Financial Officer. He has more than 10 years business experience with 5 years in the area of multi-level marketing and management. He has served as a Director and as President for Vitaxel since December 2013. Since June 2010, he has served as Executive Director for Ho Wah Genting Berhad in Kuala Lumpur, Malaysia (“Ho Wah Genting”), a public Malaysian corporation where his responsibilities include implementation of strategies, policies and decisions. Since December 2013, he has served in Kuala Lumpur, Malaysia as Vitaxel’s Chief Executive Officer. From April 2008 until March 2014 he served in Kuala Lumpur, Malaysia as Executive Director for HWG Tin Mining SDN BHD, a subsidiary of Ho Wah Genting. From June 2011 until August 2013 he served in Kuala Lumpur, Malaysia as a Non-Executive Director for Connect County Holdings Berhad and from February 2014 until December 2014 as its Deputy Chief Executive Officer. He is a graduate of the University of Nottingham (United Kingdom) where he received a Bachelor of Science Degree in Computing and Information Systems in 2003. Lim Wee Kiat’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our director, he brings knowledge and strategic insight to the Board.

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

Committees

The Board has no standing committees.

Audit Committee Financial Expert

Our Board does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors, other than with respect to decisions that relate to Grand Legacy in that our Chief Executive Officer, Leong Yee Ming owns 2 shares, or 50% of Grande Legacy Inc.’s issued and outstanding shares, and is a principal executive officer and a director Grande Legacy Inc.; and (ii) our President, Dato Lim Hui Boon’s brother Lim Hui Sing, owns 2 shares, or 50% of Grande Legacy Inc.’s issued and outstanding shares, and is a director of Grande Legacy Inc.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Family Relationships.

Except for the father and son relationship between Dato Lim Hui Boon, our President, and Lim Wee Kiat our Chairman of the Board of Directors, Chief Financial Officer and Secretary, there are no family relationships among our directors or executive officers.

Involvement in Legal Proceedings.

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics and Business of Conduct

The Company does not currently have a written code of ethics and business of conduct policy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2018, all reporting persons complied with all applicable Section 16(a) filing requirements except that Lim Hui Boon failed to timely file one Form 4 to report the issuance of 1,000,000 shares; and Leong Yee Ming failed to timely file one Form 4 to report the issuance of 1,000,000 shares.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table shows for the period ended December 31, 2018 and 2017, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$) (2)	All Other Compensation (US$)	Total (US$)

Dato’ Lim Hui Boon	2018	230,000	-0-	-0-	-0-	230,000
(President) (1)(2))	2017	-0-	46,531	1,100,000	-0-	1,146,531

Lim Wee Kiat	2018	53,589	-0-	-0-	11,569	65,158
(Chairman, Secretary and CFO) (1)(3)(4)	2017	43,274	23,265	1,100,000	5,193	1,171,732

Leong Yee Ming	2018	50,612	-0-	-0-	-0-	50,612
(CEO) (1)	2017	33,502	23,265	1,100,000	-0-	1,156,767

(1) Reflects compensation received from VXEL.

(2) Dato’ Lim Hui Boon was appointed President as of March 15, 2016.

(3) Lim Wee Kiat served as our President from January 18, 2016 to March 15, 2016.

(4) Lim Wee Kiat was appointed CFO as of August 21, 2017.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

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

Since April 1, 2014, Lim Wee Kiat has served as a Director and Director of Operations for Vitaxel at a monthly salary of RM5,000 (approximately US$1,142 per month). Lim Wee Kiat also receives a monthly expense allowance of RM2,000 per month. Effective April 1, 2017, Lim Wee Kiat salary has been increased to RM18,000 per month (approximately US$4,119 per month), with no longer any expense allowance. He is eligible to receive performance- based bonuses at the discretion of Vitaxel on December 31 of each year of employment. Either party may terminate the employment arrangement by providing the other with three- months’ advance written notice or the payment of three-months’ salary in lieu of notice. During the term of his employment by Vitaxel, Lim Wee Kiat may not engage in any employments which conflict with Vitaxel’s business or interests.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of the date hereof, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 54,087,903 shares of our common stock issued as of the date hereof. Unless otherwise indicated, the address of each stockholder listed below is c/o Vitaxel Group Limited Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 W2 Kuala Lumpur, Malaysia.

Name of Beneficial Owner	Amount and nature of beneficial ownership	Percent of class

Directors and Executive Officers
Lim Wee Kiat	7,467,196	13.81%
Dato Lim Hui Boon	1,000,000	1.85%
Leong Yee Ming	1,843,621	3.41%
Kay Wong-Alfariz	—	—%
Richard Anzalone (resigned on August 14,2018)
Lim Wai Khoong (resigned on August 14,2018)
Megat D. Shahriman Bin Zaharudin	699,825	1.23%

5% Stockholders:
Lim Ooi Hong (1)	4,453,071	8.23%
Lim Chun Yen (2)	12,263,345	22.67%

All directors and executive officers as a group (6 persons)	11,010,642	20.36%

(1) Lim Ooi Hong’s address is No.2A Jalan Setia Tropika u13/20B Setia Eco Park, Selangor, Shan Alam 40170, Malaysia.

(2) Lim Chun Yen’s address is 792 Cameron East Tower, BIK 3B, Gasing Heights Condo, Petaling Jaya, Selangor, 46000, Malaysia.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K, currently.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

The following, (in addition to the transaction and agreements described in “Item 11. Executive Compensation”) reflects the related party transactions since January 1, 2017 that exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years:

Our President, Dato Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad, a company listed in Bursa Malaysia Main Market. As of December 31, 2018 and 2017, Ho Wah Genting Berhad owed the Company $4,928 and $nil respectively. The Company also recognized an expense of rent totaling $20,840 and $19,261 during the year ended December 31, 2018 and 2017 respectively. The operating lease commitment to Ho Wah Genting Berhad as of December 31, 2018 was $20,840.

Our President, Dato Lim Hui Boon, is also the Group President of Ho Wah Genting Sdn Bhd. As of December 31, 2018 and 2017, Ho Wah Genting Group Sdn Bhd owed the Company $257,909 and $18,149 respectively. The Company has recognized impairment on receivable of $257,909 during the year ended December 31, 2018. These amounts were unsecured, interest-free and repayable on demand.

Beedo Sdn Bhd was a subsidiary of related company Ho Wah Genting Group Sdn Berhad from June 25, 2015 to August 12, 2016. As of December 31, 2018 and 2017, Beedo Sdn Bhd owed the Company $21,901 and $14,837 respectively. The Company has recognized impairment on receivable of $21,901 during the year ended December 31, 2018. In addition, the Company recognized an expense of $nil and $32,102 pertaining for website maintenance expense during the year ended December 31, 2018 and December 31, 2017 respectively. These amounts were unsecured, interest-free and repayable on demand.

Our former director, Lim Chun Hoo, is also a member of the board of directors of Ho Wah Genting Holiday Sdn Bhd. As of December 31, 2018 and 2017, we owed Ho Wah Genting Holiday Sdn Bhd $170 and $1,703. These amounts were unsecured, interest-free and repayable on demand.

Our Chairman and Secretary, Lim Wee Kiat, is also on the board of directors of Genting Highlands Taxi Services SDN BHD. We owed Genting Highlands Taxi Services SDN BHD $nil and $11,820 respectively as of December 31, 2018 and 2017 pursuant to a loan agreement.

Our Chairman and Secretary, Lim Wee Kiat, and our President, Dato Lim Hui Boon, are members of the board of directors of Vitaxel Corp. (Thailand) Ltd, of which we own 48% of its issued and outstanding shares. In addition, Lim Wee Kiat and Leong Yee Ming, our Chief Executive Officer, each own one share, or 0.00005% of Vitaxel Corp (Thailand) Ltd., and Dato Lim Hui Boon owns 200 shares, or 1.0% of Vitaxel Corp. (Thailand) Ltd. On August 15, 2016, we signed a license agreement with Vitaxel Corp. (Thailand) Ltd. Under the terms of this agreement, we granted Vitaxel Corp. (Thailand) Ltd an exclusive, non-transferable, revocable license to use our trademarks, brands, logos or service marks to market and operate our business and commercialize our online shopping and service platforms, including but not limited to our online shopping mall known as “Vionmall”, in Thailand for revenue share of 70% of the net profits for every three-month period. This license agreement was amended on August 21, 2016 to extend the term from three years with a three (3)-year renewal term to 10 years with a 10-year renewal term. Vitaxel Corp. (Thailand) Ltd paid us $nil for royalties during the year ended December 31, 2018 and 2017. In addition, the Company also recognized product sales of $nil and $455,361 to Vitaxel Corp. (Thailand) Ltd during the year ended December 31, 2018 and 2017 respectively. The amount due from our associated company, Vitaxel Corp. (Thailand) Ltd., was $150,790 and $103,024 as of December 31, 2018 and 2017. The Company has recognized impairment on receivable of $150,790 during the year ended December 31, 2018. These amounts were unsecured, interest-free and repayable on demand. The Company also entered into a Sale and Purchase Agreement dated July 2, 2018 to sell the all the total and outstanding shares of Vitaxel Corp (Thailand) Co. Ltd. for total proceeds of $10,000. The disposal has been completed as of the date of this report.

A director of a subsidiary (Vitaxel Online Mall Sdn Bhd), Liew Jenn Lim, is also a director of VSpark Malaysia Sdn Bhd. The Company has engaged with VSpark Malaysia Sdn Bhd for marketing purposes. As of December 31, 2018 and 2017, the Company owed VSpark Malaysia Sdn Bhd $nil and $4,967, respectively. The Company also recognize product sales of $0 and $300 to VSpark Malaysia Sdn Bhd during the year ended December 31, 2018 and 2016 respectively.

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

On July 1, 2018, the Company signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 55% of net profits on a quarterly basis, commencing July 1, 2018. During the year ended December 31, 2018, the Company recognized $nil royalty income due GL incurring losses for the 6 months ended December 31, 2018.

On July 1, 2018, Vitaxel SB has entered into a management and administrative services agreement with GL. The agreement is to provide certain management and administrative support services for the operation of GL. For these services, Vitaxel SB shall charge a monthly management fee of $40,000 to GL. The Company recognized management fee income of $160,000 charged to GL for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company incurred general and administrative expenses of $295,647 related to the operations of GL for no fee.

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

ITEM 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2018 and December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 8-K, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $39,313 and $66,500, respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2018 and 2017, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

For fiscal year ended December 31, 2018, we have yet to engage any professional services rendered for tax services. The professional services rendered for tax services for fiscal year ended December 31, 2017 was $1,500.

All Other Fees.

None.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements and Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Exhibit Description

2.1	Share Exchange Agreement, dated as of January 18, 2016, by and among the Registrant, Vitaxel SDN BHD (“VXEL”), Vitaxel Online Mall SDN BHD (“VXELOM”), the Shareholders of VXEL and the Shareholders of VXELOM (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

3.1	Articles of Incorporation of the Company (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on January 5, 2015)

3.2	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on January 8, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 11, 2016)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on January 5, 2015)

10.1	Split-Off Agreement, dated as of January 18, 2016, by and among the Registrant, Albero Enterprise Corp, and Andriy Berezhnyy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.2	General Release Agreement, dated as of January 18, 2016, by and among the Registrant, Albero Enterprise Corp, and Andriy Berezhnyy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.3	Registrant’s 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.4	Letter of Transfer, dated April 1, 2014 and Employment Agreement, dated April 1, 2014 between Vitaxel and Lim Wee Kiat (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.5	Consulting Agreement, dated November 1, 2015, between Vitaxel and Leong Yee Ming (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.6	Letter of Appointment, dated March 24, 2015, between Vitaxel and Lee Wei Boon (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.7	Letter of Appointment, dated December 1, 2014, between Vitaxel and Yee Hing Yip (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.8	Letter of Appointment, dated February 6, 2015, between Vitaxel and Lim Boon Seng (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.9	Letter of Appointment, dated October 28, 2015, between Vionmall and Wong Chien Nan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.10	Travel Agency Services Contract dated November 1, 2015 between Vitaxel SDN BHD and Ho Wah Genting Holiday SDN BHD (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.11	License Agreement by and between Vitaxel Group Limited and Vitaxel Private Limited dated August 6, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2016)

10.12	License Agreement by and between Vitaxel Group Limited and Vitaxel Corp (Thailand) Ltd. dated August 15, 2016, as amended on August 21, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2016)

10.13	Share Sale Agreement among Lim Hui Sing, Leong Yee Ming, Vitaxel Sdn. Bhd. And Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2017)

10.14	Agreement among Lim Hui Song, Leong Yee Ming, Vitaxel Sdn. Bhd. and Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.15

License Agreement dated as of January 5, 2017 between Vitaxel Group Limited and Grande Legacy Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.16	Termination and Release Agreement between Vitaxel Group Limited and Grande Legacy Inc., a British Virgin Island Company, dated as of December 5, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 7, 2018)

16.1	Letter from Li and Company PC dated November 23, 2015 to the Securities and Exchange Commission (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 23, 2015)

16.2	Letter from KLJ & Associates, LLP dated May 3, 2016 to the Securities and Exchange Commission (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 4, 2016)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or 15d-14(a) of the Exchange Act)

31.2*	Certification of the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or 15d-14(a) of the Exchange Act)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200.

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAXEL GROUP LIMITED

Date: April 1, 2019	By:	/s/ Leong Yee Ming
Leong Yee Ming
Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Lim Wee Kiat
Lim Wee Kiat
Chief Financial Officer (Principal Financial Officer)

 Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leong Yee Ming		April 1, 2019
Leong Yee Ming	Chief Executive Officer (Principal Executive Officer)

Signature	Title	Date

/s/ Lim Wee Kiat	Chief Financial Officer (Principal Financial Officer)	April 1, 2019
Lim Wee Kiat

Signature	Title	Date

/s/ Kay Wong-Alafriz	Director	April 1, 2019
Kay Wong-Alafriz