Form 10-Q
period 2019-03-31
Vitaxel Group Ltd
filed 2019-05-14
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2019

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

As of May 9, 2019, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	As of	As of
	March 31,	December 31,
	2019 (Unaudited)	2018 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$90,756	$1,004,397
Account receivable, net	14,302	82
Amount due from related parties	5,147	4,928
Inventories	31,291	32,585
Other receivables, prepayments and other current assets	39,624	55,954
Total current assets	181,120	1,097,946

Non-current assets
Property and equipment, net	141,970	141,730
Total non-current assets	141,970	141,730

TOTAL ASSETS	$323,090	$1,239,676

CURRENT LIABILITIES
Amounts due to related parties	$4,182,530	$4,862,363
Commission payables	137,569	138,118
Accounts payable	1,091	10,414
Accrued expense and other payables	359,288	381,514
Total current liabilities	4,680,478	5,392,409
TOTAL LIABILITIES	4,680,478	5,392,409

Commitments and Contingencies (Note 7(1))

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,268,227)	(9,111,400)
Accumulated other comprehensive income	155,632	203,460
Total stockholders’ equity	(4,357,388)	(4,152,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$323,090	$1,239,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	For the Three Months Ended March 31,
	2019	2018
REVENUE	$14,515	$12,715

COST OF REVENUE	(9,457)	(2,542)

GROSS PROFIT	5,058	10,173

OPERATING EXPENSES
Selling expense	(34)	(681)
General and administrative expenses	(286,844)	(306,936)
Total operating expenses	(286,878)	(307,617)

LOSS FROM OPERATIONS	(281,820)	(297,444)

OTHER INCOME/(EXPENSE), NET
Other income	126,495	—
Other expense	(1,502)	(105,285)
Total Other Income / (Expense), net	124,993	(105,285)

Net loss	$(156,827)	$(402,729)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(47,828)	(85,637)

TOTAL COMPREHENSIVE LOSS	$(204,655)	$(488,366)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903
Net Loss per share - basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the Period Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,827)	$(402,729)
Items not involving cash:
Depreciation – property and equipment	8,766	10,032
Property, plant and equipment written off	2,224	—
Changes in operating assets and liabilities
Accounts Receivable	(14,220)	—
Other receivables, prepayments and other current assets	16,330	21,999
Inventories	1,294	1,730
Amount due from associated company	—	11,379
Accounts Payable	(9,323)	(31,406)
Commission payables	(549)	5,769
Accrued expense and other payables	(22,226)	(94,434)
Net cash used in operating activities	(174,531)	(477,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of long term investments	—	(638,786)
Purchase of property and equipment	(11,230)	(14,836)
Net cash used in investing activities	(11,230)	(653,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to directors	—	(40,491)
(Repayments to) / Proceeds from related parties	(737,114)	1,979,653
Net cash provided by (used in) financing activities	(737,114)	1,939,162

EFFECT OF EXCHANGE RATES ON CASH	9,234	(85,637)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(913,641)	722,243

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,004,397	691,199

CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,756	$1,413,442

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

Vitaxel SDN BHD (“Vitaxel SB”), was incorporated in Malaysia on August 10, 2012. Vitaxel SB is primarily engaged in the direct selling industry utilizing a multi-level marketing model with an emphasis on travel, entertainment and lifestyle products and services.

Vitaxel Online Mall SDN BHD (“Vionmall”), was incorporated in Malaysia on September 22, 2015. Vionmall is primarily engaged in developing online shopping platforms geared to Vitaxel and its members and the third-party suppliers of products and services.

2.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information under Article 8 of Regulation S-X. They do not include all information and foot notes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statement for the year ended December 31, 2018, included in the Company’s Form 10-K filed with the Security and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form10-K.

In the opinion of management, the Company has made all adjustments necessary to present a fair statements of the financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations for the entire fiscal year.

Recently issued accounting pronouncements

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management, to have a material impact on the Company’s present and future consolidated financial statements.

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

For the period ended March 31, 2019, the Company reported a net loss of $156,827 and had negative working capital of $4,499,358. The Company had an accumulated deficit of $9,268,227 as of March 31, 2019 due to the fact that the Company incurred losses during the years prior to March 31, 2019.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	March 31, 2019	December 31, 2018
Deposits (1)	$33,755	$47,161
Prepayments (2)	5,309	8,555
Others (3)	560	238
	$39,624	$55,954

(1)         Deposits represented payments for rental, utilities, construction funds to government department and deposit payment to product suppliers.

(2)         Prepayments mainly consists of prepayment for insurance and IT related fees.

(3)         Others mainly consists other miscellaneous payments

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	March 31, 2019	December 31, 2018

Office equipment	$34,620	$36,163
Computer equipment	80,426	72,123
Furniture and fittings	7,649	7,557
Software and website	13,649	12,757
Renovations	104,300	103,038
	240,644	231,638
Less: Accumulated depreciation	(98,674)	(89,908)
Balance at end of period/year	$141,970	$141,730

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended March 31, 2019 and 2018 were $8,766 and $10,032 respectively.

6.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	March 31, 2019	December 31, 2018

Provisions and accruals	$45,426	$67,989
Others (1)	313,862	313,525
Balance at end of period/year	$359,288	$381,514

(1)	Other payables mainly consist of members allocated redemption points for commissions.

7.	RELATED PARTY BALANCES AND TRANSACTIONS

	March 31, 2019	December 31, 2018
Amount due from related parties
Ho Wah Genting Berhad (1)	$5,147	$4,928
Total Amount due from related parties	$5,147	$4,928

Amount of due to related parties
Ho Wah Genting Holiday Sdn Bhd (2)	$728	$170
Grande Legacy Inc. (3)	4,181,802	4,862,193
Total Amount due to related parties	$4,182,530	$4,862,363

The related party balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $5,135 and $5,110 to HWGB for the three months ended March 31, 2019 and 2018 respectively.

The Company has a lease commitment under an operating lease for its corporate office facility with HWGB. The lease expires by December 31, 2019 and the remaining commitment as at March 31, 2019 is $15,404.

(2)	A director of the Company, Lim Wee Kiat, is also a director of Ho Wah Genting Holiday Sdn Bhd.

(3)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc.

On January 5, 2017, the Company executed a license agreement with Grande Legacy Inc (“GL”). The agreement grants GL exclusive use of Vitaxel Marks to operate a Vitaxel business in countries other than Malaysia, Singapore and Thailand. However, GL is still in the process of obtaining online payment gateway for its credit card sales, GL is currently engaging Vitaxel SB to collect credit card sales proceeds on its behalf.

On July 1, 2018, the Company signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 55% of net profits on a quarterly basis, commencing July 1, 2018.

On July 1, 2018, Vitaxel SB has entered into a management and administrative services agreement with GL. The agreement is to provide certain management and administrative support services for the operation of GL. For these services, Vitaxel SB shall charge a monthly management fee of $40,000 to GL. The Company recognized management fee income of $120,000 charged to GL for the three months ended March 31, 2019.

On January 1, 2019, the Company signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 4% of revenue on a quarterly basis, commencing January 1, 2019. The Company recognized royalty income of $8,269 for the three months ended March 31, 2019.

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

We presently have approximately 5,700 total members. As of March 31, 2019, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended March 31, 2019 and 2018 and the related notes thereto.

Revenue

We recognized $14,515 and $12,715 revenues for the periods ended March 31, 2019 and 2018, respectively. The slight increase in revenue was attributable to increase in our product sales due in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended March 31, 2019 was $9,457 compared to $2,542 for the period ended March 31, 2018. The increase was due to higher product sales in the current period compared to the same period last year.

Gross Profit

Gross profit for the period ended March 31, 2019 was $5,058 compared to $10,173 for the period ended March 31, 2018. The decrease was attributable to the high cost of sales in current period as compared to the same period last year.

Operating Expenses

For the period ended March 31, 2019, we incurred total operating expenses in the amount of $286,878, composed of selling expenses of $34 and general and administrative expenses totalling $286,844. Whilst, for the period ended March 31, 2018, we incurred total operating expenses in the amount of $307,617, composed of selling expenses of $681 and general and administrative expenses totalling $306,936. The decrease of $647 or 95% for the selling expenses, along with the decrease of $20,092 or 7% for the administrative expenses, caused total operating expenses to decrease by $20,739 or 7%.

Liquidity and Capital Resources

As of March 31, 2019, we had a cash balance of $90,756. During the period ended March 31, 2019, net cash used in operating activities totalled $174,531. Net cash used in investing activities totalled $11,230. Net cash used in financing activities during the period totalled $737,114. The resulting change in cash for the period was a decrease of $913,641, which was primarily due to repayment to related parties during the period.

As of March 31, 2019, we had current liabilities of $4,680,478, which was composed of amount due to related parties of $4,182,530, commission payables of $137,569, accounts payable of $1,091 and accruals and other payable of $359,288.

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

We had net liabilities of $4,499,358 and $2,404,362 as of March 31, 2019 and December 31, 2018, respectively.

Management estimates that the general operating costs for the next 12 months will be approximately $1,200,000. At present, the Company may not have sufficient capital resources to meet its anticipated operating and capital requirements for the next 12 months. The Company have started to receive management fee and royalty payments from its related party. Management is also evaluating other options, including obtaining financing through private placements, charging licensees administration fees, and entering additional licensing agreements. The Company will continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

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

On July 2, 2018, we entered into an agreement with one independent third party to dispose the entire shareholding in Vitaxel Corp (Thailand) Ltd. for a total proceeds of $10,000. The disposal has been completed as of the date of this report. The License Agreement between the Company and Vitaxel Corp (Thailand) Ltd. entered into on August 15, 2016 is still in full force. The Company did not received any royalty payment from Vitaxel Corp (Thailand) Ltd during the year period ended March 31, 2019 and 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Please refer to Note 2 Summary of Significant Accounting Policies of the Financial Statements on Form 10-K filed with the SEC on April 1, 2019, for disclosures regarding the critical accounting policies related to our business.

Recently Issued Accounting Standards

The recently issued accounting pronouncement are included in Note 2 Unaudited Interim Financial Statements for disclosures on accounting policies related to our business.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”), and Lim Wee Kiat, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2019. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.	RISK FACTORS

The company is necessarily subject to a number of risks which should be considered when reviewing this Quarterly Report. Some of the risks relating to the Company are set forth in our Annual Report on Form 10K for the period ended December 31, 2018, which should be reviewed in conjunction herewith.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On 31 March 2019, Ms. Kay Wong-Alafriz notified the Company that she was resigning from the Board of Directors of the Company (“Board”), effective immediately. Her resignation was not due to any matter related to the Company’s operations, policies or practices, her experiences while serving on the Board or any disagreement with the Board or management team.

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

VITAXEL GROUP LIMITED

May 14, 2019	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)

VITAXEL GROUP LIMITED

May 14, 2019	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (principal financial and accounting officer)