Form 10-K/A
period 2018-12-31
Vitaxel Group Ltd
filed 2019-07-23
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

i

EXPLANATORY NOTE

Vitaxel Group Limited (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2019. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of correcting a clerical error under ITEM 9A - Controls and Procedures, to disclose that the Company’s controls and procedures were effective in ensuring that:(i) information required to be disclosed by us in reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Pursuant to Rule 12b-15 under the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-K/A includes the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

VITAXEL GROUP LIMITED

Date: July 23, 2019	By:	/s/ Leong Yee Ming
Leong Yee Ming
Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2019	By:	/s/ Lim Wee Kiat
Lim Wee Kiat
Chief Financial Officer (Principal Financial Officer)

 Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leong Yee Ming	Chief Executive Officer (Principal Executive Officer)	July 23, 2019
Leong Yee Ming

Signature	Title	Date

/s/ Lim Wee Kiat	Chief Financial Officer (Principal Financial Officer)	July 23, 2019
Lim Wee Kiat

Signature	Title	Date

/s/ Kay Wong-Alafriz	Director	July 23, 2019
Kay Wong-Alafriz