Form 10-Q
period 2019-06-30
Vitaxel Group Ltd
filed 2019-08-13
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2019

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

As of August 6, 2019, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	June 30,	December 31,
	2019 (Unaudited)	2018 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$54,108	$1,004,397
Account receivable, net	14,108	82
Amount due from related parties	5,077	4,928
Inventories	42,701	32,585
Other receivables, prepayments and other current assets	14,507	55,954
Total current assets	130,501	1,097,946

Non-current assets
Property and equipment, net	150,422	141,730
Total non-current assets	150,422	141,730

TOTAL ASSETS	$280,923	$1,239,676

CURRENT LIABILITIES
Amounts due to related parties	$4,206,226	$4,862,363
Commission payables	134,691	138,118
Accounts payable	10,302	10,414
Accrued expense and other payables	334,868	381,514
Total current liabilities	4,686,087	5,392,409
TOTAL LIABILITIES	4,686,087	5,392,409

Commitments and Contingencies (Note 7(1))

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,370,552)	(9,111,400)
Accumulated other comprehensive income	210,181	203,460
Total stockholders’ equity (deficit)	(4,405,164)	(4,152,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,923	$1,239,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

 (In U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE	$4,645	$10,373	$19,160	$23,088

COST OF REVENUE	(4,090)	(4,528)	(13,547)	(7,070)

GROSS PROFIT	555	5,845	5,613	16,018

OPERATING EXPENSES
Selling expense	—	(6,714)	(34)	(7,395)
General and administrative expenses	(235,890)	(616,620)	(522,734)	(923,556)
Total operating expenses	(235,890)	(623,334)	(522,768)	(930,951)

LOSS FROM OPERATIONS	(235,335)	(617,489)	(517,155)	(914,933)

OTHER INCOME/(EXPENSE), NET
Other income	132,143	(5,541)	258,638	(5,541)
Other expense	867	(15,440)	(635)	(120,725)
Total Other income / (Expense), net	133,010	(20,981)	258,003	(126,266)

Net Loss	$(102,325)	$(638,470)	$(259,152)	$(1,041,199)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	54,549	114,579	6,721	28,942

TOTAL COMPREHENSIVE LOSS	$(47,776)	$(523,891)	$(252,431)	$(1,012,257)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903	54,087,903	54,087,903
Net Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the Period Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(259,152)	$(1,041,199)
Items not involving cash:
Depreciation – property and equipment	16,184	14,425
Impairment on amount due from associate company	—	154,225
Property, plant and equipment written off	2,256	—
Changes in operating assets and liabilities
Accounts Receivable	(14,026)	(292)
Other receivables, prepayments and other current assets	41,447	(24,137)
Inventories	(10,116)	7,096
Accounts Payable	(112)	(30,911)
Commission payables	(3,427)	(2,193)
Accrued expense and other payables	(46,646)	(81,028)
Net cash used in operating activities	(273,592)	(1,004,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Amount due from associated company	—	(51,201)
Purchase of long term investments	—	(610,944)
Purchase of property and equipment	(27,132)	(2,638)
Net cash used in investing activities	(27,132)	(664,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to directors	—	(40,491)
(Repayments to) / Proceeds from related parties	(651,637)	3,330,259
Net cash provided by (used in) financing activities	(651,637)	3,289,768

EFFECT OF EXCHANGE RATES ON CASH	2,072	28,942

NET CHANGE IN CASH AND CASH EQUIVALENTS	(950,289)	1,649,913

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,004,397	691,199

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,108	$2,341,112

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statements of the financial position as of June 30, 2019, results of operations for the six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations for the entire fiscal year.

Recent Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is still evaluating the impact that the adoption of ASU 2018-13 will have on the consolidated financial statements and has not yet decided whether or not to early adopt the amendments.

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

For the period ended June 30, 2019, the Company reported a net loss of $259,152 and had negative working capital of $4,555,586. The Company had an accumulated deficit of $9,370,552 as of June 30, 2019 due to the fact that the Company incurred losses during the years prior to June 30, 2019.

The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

These unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER ASSETS

Other receivables, prepayments and other assets consist of the following:

	June 30, 2019	December 31, 2018
Deposits (1)	$11,140	$47,161
Prepayments (2)	3,299	8,555
Others (3)	68	238
	$14,507	$55,954

(1) Deposits represented payments for rental, utilities, construction funds to government department and deposit payment to product suppliers.

(2) Prepayments mainly consists of prepayment for insurance, consultancy fee and IT related fees.

(3) Others mainly consists other miscellaneous payments

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30, 2019	December 31, 2018

Office equipment	$34,151	$36,163
Computer equipment	98,465	72,123
Furniture and fittings	7,546	7,557
Software and website	13,464	12,757
Renovations	102,888	103,038
	256,514	231,638
Less: Accumulated depreciation	(106,092)	(89,908)
Balance at end of period/year	$150,422	$141,730

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended June 30, 2019 and 2018 were $16,184 (3 months $7,418) and $14,425 (3 months $4,393) respectively.

6.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	June 30, 2019	December 31, 2018
Provisions and accruals	$32,399	$67,989
Others (1)	302,469	313,525
Balance at end of period/year	$334,868	$381,514

(1)	Other payables mainly consist of members allocated redemption points for commissions.

7.	RELATED PARTY BALANCES AND TRANSACTIONS

	June 30, 2019	December 31, 2018
Amount due from related parties
Ho Wah Genting Berhad (1)	$5,077	$4,928
Balance at end of year	$5,077	$4,928

Amount of due to related parties
Ho Wah Genting Holiday Sdn Bhd (2)	—	170
Grande Legacy Inc. (3)	4,206,226	4,862,193
Total Amount due to related parties	$4,206,226	$4,862,363

The related party balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $10,196 and $10,203 to HWGB for the six months ended June 30, 2019 and 2018 respectively.

The Company has a lease commitment under an operating lease for its corporate office facility with HWGB. The lease expires by December 31, 2019 and the remaining commitment as at June 30, 2019 is $10,196.

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

On July 1, 2018, the Company signed an amendment to a licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 55% of net profits on a quarterly basis, commencing July 1, 2018.

On July 1, 2018, Vitaxel SB has entered into a management and administrative services agreement with GL. The agreement is to provide certain management and administrative support services for the operation of GL. For these services, Vitaxel SB shall charge a monthly management fee of $40,000 to GL. The Company recognized management fee income of $240,000 charged to GL for the six months ended June 30, 2019.

On January 1, 2019, the Company signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 4% of revenue on a quarterly basis, commencing January 1, 2019. The Company recognized royalty income of $9,473 for the six months ended June 30, 2019.

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

We presently have approximately 5,700 total members. As of June 30, 2019, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended June 30, 2019 and 2018 and the related notes thereto.

Revenue

We recognized $4,645 and $10,373 revenues for the periods ended June 30, 2019 and 2018, respectively. The decrease in revenue is attributable to a decrease in Vitaxel’s sales in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended June 30, 2019 was $4,090 compared to $4,528 for the period ended June 30, 2018. The decrease is attributable to the lower sales as compared to the same period last year.

Gross Profit

Gross profit for the period ended June 30, 2019 was $555 compared to $5,845 for the period ended June 30, 2018. The decrease is attributable to the lower revenue for the current period as compared to the same period last year.

Operating Expenses

For the period ended June 30, 2019, we incurred total operating expenses in the amount of $235,890, composed of selling expenses of $0 and general and administrative expenses totalling $235,890. Whilst, for the period ended June 30, 2018, we incurred total operating expenses in the amount of $623,334 which was composed of selling expenses of $6,714 and general and administrative expenses totalling $616,620. The decrease of $6,714 or 100% for the selling expenses, along with the decrease of $380,731 or 62% for the administrative expenses, caused total operating expenses to decrease by $387,444 or 62%. During the 3 months ended June 30, 2018, the Company has provided impairment on the amount due from associated company and also incurred professional fees for evaluating potential listing in the Canadian markets.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the six months ended June 30, 2019 and 2018 and the related notes thereto.

Revenue

We recognized $19,160 and $23,088 revenues for the periods ended June 30, 2019 and 2018, respectively. Revenue in current period are mainly contributed by Vionmall’s sales as compare to the same period last year, which were contributed by Vitaxel. The decrease in revenue is attributable to the decrease in Vitaxel’s sales in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended June 30, 2019 was $13,547 compared to $7,070 for the period ended June 30, 2018. The increase in cost of sales in current period as compare to the same period last year was due to the revenue margin of the sales in Vionmall is low.

Gross Profit

Gross profit for the period ended June 30, 2019 was $5,613 compared to $16,018 for the period ended June 30, 2018. The decrease was attributable to the high cost of sales in current period as compared to the same period last year.

Operating Expenses

For the period ended June 30, 2019, we incurred total operating expenses in the amount of $522,768, composed of selling expenses of $34 and general and administrative expenses totalling $522,734. Whilst, for the period ended June 30, 2018, we incurred total operating expenses in the amount of $930,951, composed of selling expenses of $7,395 and general and administrative expenses totalling $923,556. The decrease of $7,361 or 99% for the selling expenses, along with the decrease of $400,823 or 43% for the administrative expenses, caused total operating expenses to decrease by $408,183 or 44%.

Liquidity and Capital Resources

As of June 30, 2019, we had a cash balance of $54,108. During the period ended June 30, 2019, net cash used in operating activities totalled $273,592. Net cash used in investing activities totalled $27,132. Net cash used in financing activities during the period totalled $651,637. The resulting change in cash for the period was a decrease of $950,289, which was primarily due to repayment to related parties during the period.

As of June 30, 2019, we had current liabilities of $4,686,087, which was composed of amount due to related parties of $4,206,226, commission payables of $134,691, accounts payable of $10,302 and accruals and other payable of $334,868.

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

As of December 31, 2018, we had current liabilities of $5,392,409, which was composed of amount due to related parties of $4,862,363, commission payables of $138,118, accounts payable of $10,414 and accruals and other payable of $381,514.

We had net liabilities of $4,555,586 and $4,294,463 as of June 30, 2019 and December 31, 2018, respectively.

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

On July 2, 2018, we entered into an agreement with one independent third party to dispose the entire shareholding in Vitaxel Corp (Thailand) Ltd. for a total proceeds of $10,000. The disposal has been completed as of the date of this report. The License Agreement between the Company and Vitaxel Corp (Thailand) Ltd. entered into on August 15, 2016 is still in full force. The Company did not received any royalty payment from Vitaxel Corp (Thailand) Ltd during the year period ended June 30, 2019 and 2018.

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

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”), and Lim Wee Kiat, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2019. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

VITAXEL GROUP LIMITED

August 13, 2019	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)

VITAXEL GROUP LIMITED

August 13, 2019	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (principal financial and accounting officer)