Form 10-Q
period 2019-09-30
Vitaxel Group Ltd
filed 2019-11-13
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2019

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

As of November 4, 2019, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	September 30, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$54,913	$1,004,397
Account receivable, net	—	82
Amount due from related parties	5,014	4,928
Inventories	41,829	32,585
Other receivables, prepayments and other current assets	24,459	55,954
Total current assets	126,215	1,097,946

Non-current assets
Property and equipment, net	141,431	141,730
Total non-current assets	141,431	141,730

TOTAL ASSETS	$267,646	$1,239,676

CURRENT LIABILITIES
Amounts due to related parties	$4,240,355	$4,862,363
Commission payables	133,658	138,118
Accounts payable	—	10,414
Accrued expense and other payables	333,835	381,514
Total current liabilities	4,707,848	5,392,409
TOTAL LIABILITIES	4,707,848	5,392,409

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,406,885)	(9,111,400)
Accumulated other comprehensive income	211,476	203,460
Total stockholders’ equity (deficit)	(4,440,202)	(4,152,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$267,646	$1,239,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

 (In U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE	$41,054	$8,250	$60,214	$31,338

COST OF REVENUE	(39,351)	(3,859)	(52,898)	(10,929)

GROSS PROFIT	1,703	4,391	7,316	20,409

OPERATING EXPENSES
Selling expense	(174)	151	(208)	(7,244)
General and administrative expenses	(210,545)	(325,562)	(733,279)	(1,249,118)
Total operating expenses	(210,719)	(325,411)	(733,487)	(1,256,362)

LOSS FROM OPERATIONS	(209,016)	(321,020)	(726,171)	(1,235,953)

OTHER INCOME/(EXPENSE), NET
Other income	178,565	160,374	437,203	154,833
Other expense	(5,882)	(592,228)	(6,517)	(712,953)
Total Other income / (expense), net	172,683	(431,854)	430,686	(558,120)

Net Loss	$(36,333)	$(752,874)	$(295,485)	$(1,794,073)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	1,295	77,578	8,016	106,520

TOTAL COMPREHENSIVE LOSS	$(35,038)	$(675,296)	$(287,469)	$(1,687,553)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903	54,087,903	54,087,903
Net Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the Period Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(295,485)	$(1,794,073)
Items not involving cash:
Depreciation – property and equipment	22,875	18,796
Impairment on amount due from associate company	—	596,324
Impairment on amount due from related parties	—	21,864
Impairment on amount due from associate company	—	150,535
Property, plant and equipment written off	2,247	3,327
Changes in operating assets and liabilities
Accounts Receivable	82	(507)
Other receivables, prepayments and other current assets	31,495	(33,055)
Inventories	(9,244)	8,130
Accounts Payable	(10,414)	(13,454)
Commission payables	(4,460)	(6,597)
Accrued expense and other payables	(47,679)	(127,027)
Net cash used in operating activities	(310,583)	(1,175,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Amount due from associated company	—	(47,511)
Purchase of long term investments	—	(596,324)
Purchase of property and equipment	(24,823)	(582)
Net cash used in investing activities	(24,823)	(644,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to directors	—	(40,491)
(Repayments to) / Proceeds from related parties	(612,520)	3,238,095
Net cash provided by (used in) financing activities	(612,520)	3,197,604

EFFECT OF EXCHANGE RATES ON CASH	(1,558)	106,521

NET CHANGE IN CASH AND CASH EQUIVALENTS	(949,484)	1,483,971

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,004,397	691,199

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,913	$2,175,170

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information under Article 8 of Regulation S-X. They do not include all information and foot notes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes from the information disclosed in the notes to the consolidated financial statement for the year ended December 31, 2018, included in the Company’s Form 10-K filed with the Security and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form10-K.

In the opinion of management, the Company has made all adjustments necessary to present a fair statements of the financial position as of September 30, 2019, results of operations for the nine months ended September  30, 2019 and 2018, and cash flows for the nine months ended September  30, 2019 and 2018. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations for the entire fiscal year.

Recent Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is still evaluating the impact that the adoption of ASU 2018-13 will have on the consolidated financial statements.

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

For the period ended September 30, 2019, the Company reported a net loss of $295,485 and had negative working capital of $4,581,633. The Company had an accumulated deficit of $9,406,885 as of September 30, 2019 due to the fact that the Company incurred losses during the years prior to September 30, 2019.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER ASSETS

Other receivables, prepayments and other assets consist of the following:

	September 30, 2019	December 31, 2018
Deposits (1)	$10,964	$47,161
Prepayments (2)	13,495	8,555
Others (3)	—	238
	$24,459	$55,954

(1) Deposits represented payments for rental, utilities, construction funds to government department and deposit payment to product suppliers.

(2) Prepayments mainly consists of prepayment for insurance, consultancy fee and IT related fees.

(3) Others mainly consists of other miscellaneous payments

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	September 30, 2019	December 31, 2018

Office equipment	$33,727	$36,163
Computer equipment	98,127	72,123
Furniture and fittings	7,452	7,557
Software and website	13,297	12,757
Renovations	101,611	103,038
	254,214	231,638
Less: Accumulated depreciation	(112,783)	(89,908)
Balance at end of period/year	$141,431	$141,730

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended September 30, 2019 and 2018 were $22,875 and $18,796 respectively.

6.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	September 30, 2019	December 31, 2018
Provisions and accruals	$37,260	$67,989
Others (1)	296,575	313,525
Balance at end of period/year	$333,835	$381,514

(1)	Other payables mainly consist of members allocated redemption points for commissions.

7.	RELATED PARTY BALANCES AND TRANSACTIONS

	September 30, 2019	December 31, 2018
Amount due from related parties
Ho Wah Genting Berhad (1)	$5,014	$4,928
Balance at end of year	$5,014	$4,928

Amount of due to related parties
Ho Wah Genting Holiday Sdn Bhd (2)	—	170
Grande Legacy Inc. (3)	4,240,355	4,862,193
Total Amount due to related parties	$4,240,355	$4,862,363

The related party balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $15,239 and $15,208 to HWGB for the nine months ended September 30, 2019 and 2018 respectively.

The Company has a lease agreement under an operating lease for its corporate office facility with HWGB.

The lease expires by December 31, 2019. On October 1, 2019, the Company has signed a letter of mutual termination of tenancy agreement with HWGB.

(2)	A director of the Company, Lim Wee Kiat, is also a director of Ho Wah Genting Holiday Sdn Bhd.

(3)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc.

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

On July 1, 2018, Vitaxel SB has entered into a management and administrative services agreement with GL. The agreement is to provide certain management and administrative support services for the operation of GL. For these services, Vitaxel SB shall charge a monthly management fee of $40,000 to GL. The Company recognized management fee income of $360,000 (2018:$120,000) charged to GL for the nine months ended September 30, 2019.

On January 1, 2019, the Company signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 4% of revenue on a quarterly basis, commencing January 1, 2019. The Company recognized royalty income of $11,906 (2018: $Nil) for the nine months ended September 30, 2019.

The Company also recognized sales of travel packages of $49,350 and $0 to GL for the nine months ended September 30, 2019 and 2018 respectively.

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company has no capital commitments.

Operation Commitments

The Company has lease agreements under its operating lease for corporate office and members lounge.

(1)	Corporate office

The Company has a lease agreement for its corporate office with Ho Wah Genting Berhad, with lease expires by December 31, 2019. The relation with Ho Wah Genting Berhad is disclosed in note 7 RELATED PARTY BALANCES AND TRANSACTIONS.

On October 1, 2019, the Company has signed a letter of mutual termination of tenancy agreement with HWGB, terminating the tenancy with mutual consent effective October 31, 2019. The remaining commitment as at September 30, 2019 is NIL.

On October 2, 2019, the Company has signed a lease agreement for its corporate office with Cheong Wing Chan Properties Sdn Bhd. The lease expires by September 30, 2020.

(2)	Members lounge

The Company has a lease agreement for its members lounge with Malaysia-Beijing Travel Services Sdn Bhd, with lease expires by December 3, 2019. The remaining lease commitment as at September 30, 2019 is $6,773.

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

We presently have approximately 5,700 total members. As of September 30, 2019, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended September 30, 2019 and 2018 and the related notes thereto.

Revenue

We recognized $41,054 and $8,250 revenues for the periods ended September 30, 2019 and 2018, respectively. Revenue in current period are mainly contributed by Vionmall’s sales as compare to the same period last year, which were contributed by Vitaxel. The increase in revenue is attributable to the higher Vionmall’s sales in the current period.

Cost of Sales

Cost of sales for the period ended September 30, 2019 was $39,351 compared to $3,859 for the period ended September 30, 2018. The increase in cost of sales in current period as compare to the same period last year was due to the revenue margin of the sales in Vionmall is low.

Gross Profit

Gross profit for the period ended September 30, 2019 was $1,703 compared to $4,391 for the period ended September 30, 2018.  The decrease was attributable to the high cost of sales in current period as compared to the same period last year.

Operating Expenses

For the period ended September 30, 2019, we incurred total operating expenses in the amount of $210,719, composed of selling expenses of $174 and general and administrative expenses totalling $210,545. Whilst, for the period ended September 30, 2018, we incurred total operating expenses in the amount of $325,411 which was composed of selling expenses of -$151 and general and administrative expenses totalling $325,562. The increase of $325 or 215% for the selling expenses, along with the decrease of $115,017 or 35% for the administrative expenses, caused total operating expenses to decrease by $114,692 or 35%.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the nine months ended September 30, 2019 and 2018 and the related notes thereto.

Revenue

We recognized $60,214 and $31,338 revenues for the periods ended September 30, 2019 and 2018, respectively. Revenue in current period are mainly contributed by Vionmall’s sales as compare to the same period last year, which were contributed by Vitaxel. The increase in revenue is attributable to the higher Vionmall’s sales in the current period.

Cost of Sales

Cost of sales for the period ended September 30, 2019 was $52,898 compared to $10,929 for the period ended September 30, 2018. The increase in cost of sales in current period as compare to the same period last year was due to the revenue margin of the sales in Vionmall is low.

Gross Profit

Gross profit for the period ended September 30, 2019 was $7,316 compared to $20,409 for the period ended September  30, 2018. The decrease was attributable to the high cost of sales in current period as compared to the same period last year.

Operating Expenses

For the period ended September 30, 2019, we incurred total operating expenses in the amount of $733,487, composed of selling expenses of $208 and general and administrative expenses totalling $733,279. Whilst, for the period ended September 30, 2018, we incurred total operating expenses in the amount of $1,256,362, composed of selling expenses of $7,244 and general and administrative expenses totalling $1,249,118. The decrease of $7,036 or 97% for the selling expenses, along with the decrease of $515,839 or 41% for the administrative expenses, caused total operating expenses to decrease by $522,875 or 42%.

Liquidity and Capital Resources

As of September 30, 2019, we had a cash balance of $54,913. During the period ended September 30, 2019, net cash used in operating activities totalled $310,583. Net cash used in investing activities totalled $24,823. Net cash used in financing activities during the period totalled $612,520. The resulting change in cash for the period was a decrease of $949,484, which was primarily due to repayment to related parties during the period.

As of September 30, 2019, we had current liabilities of $4,707,848, which was composed of amount due to related parties of $4,240,355, commission payables of $133,658, and accruals and other payable of $333,835.

As of September 30, 2018, we had a cash balance of $2,175,170. During the period ended September 30, 2018, net cash used in operating activities totalled $1,175,737. Net cash used in investing activities totalled $644,417. Net cash provided by financing activities during the period totalled $3,197,604. The resulting change in cash for the period was an increase of $1,483,971, which was primarily due to related parties proceeds during the period.

As of December 31, 2018, we had current liabilities of $5,392,409, which was composed of amount due to related parties of $4,862,363, commission payables of $138,118, accounts payable of $10,414 and accruals and other payable of $381,514.

We had net liabilities of $4,440,202 and $4,152,733 as of September 30, 2019 and December 31, 2018, respectively.

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

On July 2, 2018, we entered into an agreement with one independent third party to dispose the entire shareholding in Vitaxel Corp (Thailand) Ltd. for a total proceeds of $10,000. The disposal has been completed as of the date of this report. The License Agreement between the Company and Vitaxel Corp (Thailand) Ltd. entered into on August 15, 2016 is still in full force. The Company did not received any royalty payment from Vitaxel Corp (Thailand) Ltd during the year period ended September 30, 2019 and 2018.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”), and Lim Wee Kiat, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of September  30, 2019. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

VITAXEL GROUP LIMITED

November 13, 2019	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)

November 13, 2019	VITAXEL GROUP LIMITED

	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (principal financial and accounting officer)