Form 10-K
period 2019-12-31
Vitaxel Group Ltd
filed 2020-04-06
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 000-55685

VITAXEL GROUP LIMITED
(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+ 603 – 2143 – 2889

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

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

☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $15,942,968 (computed using the closing sales price of $0.101 per share of common stock on such date).

As of March 4, 2020, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Some of the factors that may cause actual results to differ materially from expected or desired results may include, without limitation, the following:

●	that our auditors have expressed substantial doubt as to our ability to continue as a going concern and, our inability to obtain adequate financing,

●	the significant length of time and resources associated with the development of our products and services, and related insufficient cash flows and resulting illiquidity,

●	our inability to expand our business,

●	significant competition,

●	our relationship with, and our ability to influence the actions of, our members;

●	improper action by our employees or members in violation of applicable law;

●	adverse publicity associated with our products, services or network marketing organization, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

●	changing consumer preferences and demands;

●	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our member relations and operating results;

●	regulatory matters governing our products and services, including potential governmental or regulatory actions concerning our products and services and network marketing programs, including the direct selling market in which we operate;

●	legal limitations to our network marketing program;

●	risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third-party importers, pricing and currency devaluation risks;

●	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

●	uncertainties relating to interpretation and enforcement of legislation governing direct selling in certain jurisdictions;

●	our inability to obtain the necessary licenses to expand our direct selling business in certain jurisdictions;

●	adverse changes in the global economy;

●	our dependence on increased penetration of existing markets; our dependence on increased penetration of existing markets;

●	contractual limitations on our ability to expand our business;

●	our reliance on our information technology infrastructure and outside service providers and manufacturers;

●	the sufficiency of and enforceability in Asia of, our intellectual property rights;

●	changes in tax laws, treaties or regulations, or their interpretation;

●	taxation relating to our members; and

●	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

PART I.

ITEM 1. Business

As used in this Annual Report, “we,” “us,” “our,” “Company” or “our Company” refers to Vitaxel Group Limited in general on a consolidated basis. Our two main operating subsidiaries are Vitaxel SDN BHD and Vitaxel Online Mall SDN BHD.

Recent Developments

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

As many parts of the world is currently under lockdown or restrictive movement orders due to the current COVID-19 pandemic, we believe that all companies related to the travel, entertainment and lifestyle industry have been negatively impacted. Our Company is not spared either. We do not foresee any income contribution from this business from January 2020 until the destination areas (in particular South-East Asia and Europe) reopen their countries to allow foreign visitors again.

Our MLM business is also negatively impacted due to the fact that being a business built on fostering personal relationship and expanding new contacts, most distributors are unable to carry out the more important aspects of regular face to face visits and appointments, promotional events and direct coaching to continuously improve their team’s skills, motivation and knowledge of our products. Fortunately, we are still able to connect to our leaders via calls, emails and backoffice announcements and other form of online communication such as Skype and Zoom to keep the leaders and members abreast with our status and development. As such, our MLM operation is still ongoing amid slower than usual.

However, our e-commerce business is marginally affected by the current outbreak. This is because members that are staying at home are still able to place orders from our e-commerce website. Whilst almost all of our merchants who showcase their products on our website are able to fulfil the orders to our customers as courier services are exempted from the lockdown.

We hope that in the coming months more merchants will sign up with us and our members will be more encouraged and enthusiastic to promote our eCommerce website to their family, friends and prospects.

Our Company

Vitaxel Group Limited is the holding company for Vitaxel SDN BHD (“Vitaxel”), and Vitaxel Online Mall SDN BHD (“Vionmall”). Both of these two wholly owned subsidiaries of the Company are incorporated under the laws of the Country of Malaysia. Vitaxel was organized and commenced business operations in 2014 and Vionmall was organized and commenced business operations in 2015.

Vitaxel is a global direct selling, multi-level marketing company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce.

Vionmall is involved in e-commerce business, through its platforms: Vionmarket and VTrips. Vionmarket is a rebate website that provide retail sales direct to consumers. However, Vionmarket do not develop or manufacture the products and services. VTrips is a platform that provides concessionary and travel packages to the public and members of Vitaxel.

As a multi-level marketing company, a significant part of our platform involves recruiting members that sell our goods and services and that assist in recruiting other members. Our members can also promote and sell their own products and services through our Vionmall subsidiary.

Our principal offices are located in Kuala Lumpur, Malaysia.

Our operations, including sales transactions, are primarily based in Malaysia. We presently have approximately 5,700 members.  As of December 31, 2019, approximately: -62% of our members reside in Malaysia, 29% of our members reside in Singapore, 4% members reside in China, approximately 3% members reside in Hong Kong and approximately 2% members reside in other countries. We provide our members from time-to-time with training which includes prospecting and closing skills, plan orientation, back-office training, network management, personal and leadership development and team-building activities.

Unlike the traditional MLM business model where most of the business model concentrates on particular products and/or services, our business model allows our members to own a sub-domain through Vionmall where they can promote their own products and services (separate from our products and services).

We strive to differentiate ourselves through innovation in both our product and service offerings and our sales channels. Consumers can purchase our products and services either directly from our members or directly from our online platform. Our products and services are listed on our website and customers can easily purchase them online. Our members need not carry our products physically to their customers, they only need to promote our products through word of mouth or show prospective customers our list of products online through computers or smart-phones. During the year ended December 31, 2019, our revenues were primarily attributable to the sale of VTrip travel packages.

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

We intend to continue to engage team leaders within each country in Asia in which we offer and sell our products to lead and promote our products. Since we have already established our name in certain of the Asian counties, we will continue to expand in those countries by providing more benefits to the team leaders, more attractive products through our Vionmall’s portals, further training and motivation talks, better information technology structure and enhance support systems.

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

Along with the primary objective of regulating various fraudulent schemes, these countries have also enacted specific legislation largely self-monitored by local associations. Globally, these regulations relating to direct selling industry vary from country to country. Certain countries, including Malaysia, have enacted specific anti-pyramid laws to deal with frauds and abusive schemes, however, through specific regulations, they distinguish permissible multi-level marketing (“MLM”) operations by direct selling companies. On the other hand, some countries primarily focus on consumer protection and strive to identify fraudulent schemes.

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

The Direct Selling Association of Malaysia (“DSAM”)

The DSAM functions at the societal level to create and maintain an environment that is conductive to the growth and stability of the direct selling industry in Malaysia. Established in 1978 as a national trade association, it is led by a President and Vice-President and 7 committee members, all of whom are elected by member companies. In addition to the cooperation extended by member companies, the DSAM works closely with the Ministry of Domestic Trade, Co-operatives & Consumerism, Ministry of Finance, Ministry of Health, other government bodies and trade associations to achieve common goals. The DSAM Code of Conduct is an example of self-regulation. It is a strict and effective code of conduct implemented worldwide, and endorsed by the Ministry of Domestic Trade, Cooperatives& Consumerism.

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

Corporate Information

Our principal executive office is located at Bangunan Cheong Wing Chan, 4th Floor, No. 41-51, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia and our telephone number is 603-2143-2889. Our website is www.vitaxel.com. Information provided on, or accessible through, our website, however, is not part of this report and is not incorporated herein.

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are currently located at Bangunan Cheong Wing Chan, 4th Floor, No. 41-51, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia, where the Company leases approximately 8,330 square feet at a monthly rental of RM18,326 (approximately US$4,425), which houses 28 employees. This lease terminates in Sept 30, 2020 and is renewable for 1-year increment.

This location is utilized for corporate office and inventory storage, and we believe our facilities are adequate for our current needs.

Additional space may be required as we expand our business activities, but we do not foresee any significant difficulties in obtaining additional office facilities if deemed necessary.

We do not own any real property.

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Market Information

Our common shares are quoted on the OTCQB under the symbol “VXEL”. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

b)	Holders

As of March 4, 2020 the Company 1,861 stockholders of record. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

During the year ended December 31, 2019, the Company did not issue any shares options under the 2016 Plan.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2019, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Overview

Vitaxel Group Limited is the holding company for Vitaxel SDN BHD (“Vitaxel”), and Vitaxel Online Mall SDN BHD (“Vionmall”), both of which are wholly owned subsidiaries of the Company and both of which were, incorporated under the laws of the Country of Malaysia.

Vitaxel is a global direct selling, multi-level marketing (“MLM”) company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce.

Vionmall is an e-commerce business for retail sales direct to consumers. We do not develop or manufacture the products and services which we offer.

Results of Operations

For the year ended December 31, 2019 compared to December 31, 2018

Revenue

We recognized revenue of $83,508 and $35,191 for the years ended December 31, 2019 and 2018 respectively. The increase in revenue for the year ended December 31, 2019 to the year ended December 31, 2018 was attributable to the launch of VTrips under Vionmall, whereby VTrips offer travel packages through its online platform to the public and members of Vitaxel.

Cost of Sales

Cost of sales for the year ended December 31, 2019 was $74,122 compared to $12,636 for the year ended December 31, 2018. The increase for the year ended December 31, 2019 was due to the increase of revenue of $83,508 for the year ended December 31, 2019 as compared to the revenue for the year ended December 31, 2018 of $35,191.

Gross Profit

Gross profit for the year ended December 31, 2019 was $9,386 compared to $22,555 for the year ended December 31, 2018. Gross margin for the year ended December 31, 2019 was 11%, compared to 64% for the year ended December 31, 2018. Higher gross profit margin in December 31, 2018 was primarily attributable to the sales to Vitaxel Corp. (Thailand) Limited. The Company entered into a Sale and Purchase Agreement dated July 2, 2018 to sell all the shares it owns in Vitaxel Corp. (Thailand) Limited for total proceeds of $10,000. The sale was completed on July 2, 2018.

Operating Expenses

For the year ended December 31, 2019, we incurred total operating expenses in the amount of $995,057 composed of selling expenses of $1,437 and general and administrative expenses totaling $993,620. For the year ended December 31, 2018, we incurred total operating expenses in the amount of $1,471,447, composed of selling expenses of $5,706 and general and administrative expenses totaling $1,465,741. The decrease of $4,269, or 75% for the selling expenses and the decrease of $472,121, or 32% for the administrative expenses, caused total operating expenses to decrease by $476,390 or 32%.

Liquidity and Capital Resources

As of December 31, 2019, we had a cash balance of $63,436. During the year ended December 31, 2019, net cash used in operating activities totaled $378,281. Net cash used in investing activities totaled $34,152. Net cash used in financing activities during the period totaled $526,641. The resulting change in cash for the period was $940,961, which was primarily due to cash used in repayment to related parties.

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

As of December 31, 2019, we had current liabilities of $4,846,865, which was composed of amount due to related parties of $4,372,856, other payable of $340,112, commission payables of $133,743 and accounts payable of $154.

As of December 31, 2018, we had current liabilities of $5,392,409, which was composed of amount due to related parties of $4,862,363, other payable of $381,514, commission payables of $138,118 and accounts payable of $10,414

We had net liabilities of $4,668,067 and $4,152,733 as of December 31, 2019 and December 31, 2018, respectively.

We have incurred losses since its inception resulting in an accumulated deficit of $9,587,918 as of December 31, 2019, and further losses are anticipated in the development of its business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Our failure to do so may result in us not being able to continue as an operating company.

Grand Legacy License; Transaction With Affiliate

On January 5, 2017, we entered into a License Agreement (the “Agreement”) with Grande Legacy Inc., a company incorporated in the British Virgin Islands. Pursuant to the Agreement, we granted Grande Legacy Inc. an exclusive, non-transferable, revocable license to use our trademarks, brands, logos or service marks to market and operate our business and commercialize our online shopping and service platform, including but not limited to our online shopping mall known as “Vionmall”, in the United States of America, South Korea, Japan and other parts of the world as agreed to by the Company from time to time. The term of the Agreement is three years with a possibility of renewal for another three years. The Agreement provides that Grande Legacy Inc. is in charge of all initial costs of setting up its business in United State of America, South Korea, Japan and other parts of the world agreed to by the Company. Grande Legacy Inc. is required to pay us a revenue share of 55% of the net profits for every three-month period.

On January 1, 2019, we amended the Licensing Agreement with Grande allowing them to provide their marketing activities in Singapore and further changing our royalty payment from 55% of net profit to 4% of revenue. We believe that these changes will allow us to generate revenue regardless of whether Grande Legacy Inc. is able to generate net profit or not, and will also avoid dispute as to calculations of net profits. During the year ended December 31, 2019, the Company received royalty income of $16,527 from Grande Legacy Inc.

We have the following related party relationships with Grande Legacy Inc.: (i) our Chief Executive Officer, Leong Yee Ming owns 2 shares, or 50% of Grande Legacy Inc.’s issued and outstanding shares, and is a principal executive officer and a director Grande Legacy Inc.; and (ii) our President, Dato Lim Hui Boon’s brother Lim Hui Sing, owns 2 shares, or 50% of Grande Legacy Inc.’s issued and outstanding shares, and is a director of Grande Legacy Inc. However, Lim Hui Sing does not stay with any of the immediate family of the President of the Company, Mr Lim Hui Boon. He is considered to be independent party towards the said family. He is also not an officer nor a director of the Company

Grand Legacy Acquisition Termination; Continuation of License Agreement

On December 15, 2017, we entered into an agreement for the acquisition of Grand Legacy with its shareholders, Lim Hui Sing and Leong Yee Ming (together, the “Sellers”) and Vitaxel Sdn. Bhd., our wholly-owned subsidiary for the acquisition of Grande Legacy Inc. (“Grande Legacy”) (the “Acquisition”), a company incorporated in the British Virgin Islands. As consideration for the transaction, the Company was required to issue to each of the Sellers 37,500,000 shares of the Company’s common stock, or at total of 75,000,000 shares (the “Consideration Shares”).

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

On July 2, 2018, we entered into an agreement with one independent third party to dispose the entire shareholding in Vitaxel Corp (Thailand) Ltd. for total proceeds of $10,000. The disposal was completed on July 2, 2018. The License Agreement between the Company and Vitaxel Corp (Thailand) Ltd. entered into on August 15, 2016 is still in full force. The Company did not receive any royalty payment from Vitaxel Corp (Thailand) Ltd during the year ended December 31, 2019 and 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vitaxel Group Ltd. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of loss and comprehensive loss, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses of $9,587,918 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2018

Vancouver, Canada

April 06, 2020

VITAXEL GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	As of	As of
	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$63,436	$1,004,397
Accounts receivable	—	82
Amount due from related parties	5,132	4,928
Inventories	17,450	32,585
Other receivables, prepayments and other current assets	30,559	55,954
Total Current Assets	116,577	1,097,946

Non-current assets
Property and equipment, net	62,221	141,730
Total Non-Current Assets	62,221	141,730

TOTAL ASSETS	$178,798	$1,239,676

CURRENT LIABILITIES
Amounts due to related parties	$4,372,856	$4,862,363
Commission payables	133,743	138,118
Accounts payable	154	10,414
Accruals and other payables	340,112	381,514
Total current liabilities	4,846,865	5,392,409
TOTAL LIABILITIES	4,846,865	5,392,409

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,587,918)	(9,111,400)
Accumulated other comprehensive income	164,644	203,460
Total Stockholders’ Equity	(4,668,067)	(4,152,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,798	$1,239,676

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. dollars)

	For the Years Ended December, 31
	2019	2018
REVENUE	$83,508	$35,191

COST OF REVENUE	(74,122)	(12,636)

GROSS PROFIT	9,386	22,555

OPERATING EXPENSES
Selling expense	(1,437)	(5,706)
General and administrative expenses	(993,620)	(1,465,741)
Total Operating Expenses	(995,057)	(1,471,447)

LOSS FROM OPERATIONS	(985,671)	(1,448,892)

OTHER INCOME / (EXPENSE), NET
Management fee income	480,000	240,000
Other income	88,016	1,346
Bad debts	(82)	(430,600)
Impairments	(23,208)	(612,056)
Other expense	(35,573)	(84,724)
Total other income / (expense), net	509,153	(886,034)

NET LOSS	$(476,518)	$(2,334,926)

OTHER COMPREHENSIVE (LOSS) / INCOME
Foreign currency translation adjustment	(38,816)	98,189

TOTAL COMPREHENSIVE LOSS	$(515,334)	$(2,236,737)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903

Net loss per share - basic and diluted	$(0.01)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	income (loss)	Equity

Balance, December 31, 2017	54,087,903	$5,409	4,749,798	$(6,776,474)	$105,271	$(1,915,996)
Net loss	—	—	—	(2,334,926)	—	(2,334,926)
Foreign currency translation adjustment	—	—	—	—	98,189	98,189
Balance, December 31, 2018	54,087,903	$5,409	4,749,798	$(9,111,400)	$203,460	$(4,152,733)
Net loss	—	—	—	(476,518)	—	(476,518)
Foreign currency translation adjustment	—	—	—	—	(38,816)	(38,816)
Balance, December 31, 2019	54,087,903	$5,409	4,749,798	$(9,587,918)	$164,644	$(4,668,067)

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(476,518)	$(2,334,926)
Items not involving cash:
Depreciation – property, plant and equipment	84,512	51,594
Impairment on long term investments	—	612,056
Impairment on amount due from related parties	—	279,810
Impairment on amount due from associate company	—	150,790
Impairment on accounts receivable	82	—
Property and equipment written off and disposal	29,149	50,986
Inventories written off	23,208	829
Changes in operating assets and liabilities:
Accounts receivable	—	(82)
Other receivables, prepayments and other current assets	25,395	(11,649)
Inventories	(8,073)	(4,889)
Accounts payable	(10,260)	(20,992)
Commission payables	(4,375)	(14,753)
Accrued expense and other payables	(41,402)	(111,299)
Net cash used in operating activities	(378,282)	(1,352,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Amount due from associate	—	(47,766)
Purchase of short-term investment	—	(629,151)
Purchase of property, plant and equipment	(34,152)	(13,252)
Net cash used in investing activities	(34,152)	(690,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to directors	—	(40,491)
(Repayment to) / Proceeds from related parties	(526,640)	2,417,635
Net cash (used in) / provided by financing activities	(526,640)	2,377,144

EFFECT OF EXCHANGE RATES ON CASH	(1,887)	(21,252)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(940,961)	313,198

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,004,397	691,199

CASH AND CASH EQUIVALENTS, END OF YEAR	$63,436	$1,004,397

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, all intercompany balances and transactions are eliminated. The Company owns 100% interest in both of its subsidiaries, Vitaxel SB and Vionmall.

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the year ended December 31, 2019 and 2018, the Company write off $82 and $0 respectively of its accounts receivable as bad debts. For the year ended December 31, 2019 and 2018, the Company has provided an impairment on the amount due from HWGG of $0 and $279,810 respectively, and an impairment of $0 and $150,790 on the amount due from Vitaxel Thailand Co. Ltd respectively.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2019 and 2018, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories consist of finished goods. Inventories are stated at lower of cost or net realizable value, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods. For the year ended December 31, 2019 and 2018, the Company wrote down $23,208 and $829 respectively, of its inventories that have been obsolete.

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

Property and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	5 years
Computer equipment	5 years
Furniture and fixtures	5 years
Electrical & fitting	5 years
Motor vehicle	5 years
Software and website	5 years
Leasehold improvement	5 years

The residual values, useful lives and methods of depreciation of property and equipment are reviewed and adjusted if appropriate, on an annual basis. During the financial year ended December 31, 2018, the Company has revised the estimated useful of Computer equipment and Software and website from 10 years to 5 years. During the financial year ended December 31, 2019, the Company has revised the estimated useful of all assets from 10 years to 5 years.

Revenue recognition

Effective January 1, 2018, the Company recognizes revenue pursuant to FASB Accounting Standards Codification 606 (“ASC 606”) Revenue from Contracts with Customers , the standard applies a five step model (i) The standard applies to a company’s contracts with customers (ii) The unit of account for revenue recognition under the new standard is a performance obligation (a good or service) and the performance obligations will be accounted for separately if they are distinct (iii) The transaction price is determined based on the amount of consideration that a company expects to be entitled to from a customer (iv) The transaction price is allocated to all the separate performance obligations in an arrangement, and (v) Revenue will be recognized when an entity satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time.

Product sales − The Company recognizes revenue when it satisfies each performance obligation by transferring control of the goods to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of December 31, 2019 and 2018.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired. For the year ended December 31, 2019 and 2018, all membership fees were waived by the Company for promotion purpose, except for only 2 renewal fees totaling to $30 recognized in December 31, 2018.

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

Uncertain Tax Positions

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of December 31, 2019 and 2018.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Consolidated Statement of Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the years ended December 31, 2019 and 2018, there was no dilutive effect due to net loss.

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

Recently issued accounting pronouncements

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company adopted Topic 842 as of January 1, 2019 which did not result in any impact on the Company’s financial statements as the Company did not have leases with terms longer than 12 months.

 In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 is not expected to have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, with the intent to reduce the complexity in accounting for income taxes. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The accounting update removes certain exceptions to the general principles in ASC 740 as well as provides simplification by clarifying and amending existing guidance. The Company is currently assessing the impact of the new standard on the consolidated financial statements.

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

For the year ended December 31, 2019, the Company reported a net loss of $476,518 and had a working capital deficit of $4,730,288. The Company had an accumulated deficit of $9,587,918 as of December 31, 2019.

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. The impact on the Company is not currently determinable but management continues to monitor the situation.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	As of December 31, 2019	As of December 31, 2018

Deposits (1)	$20,824	$47,161
Prepayments (2)	9,203	8,555
Others (3)	532	238
	$30,559	$55,954

(1)         Deposits represented payments for rental, utilities and deposit payment to product suppliers.

(2)         Prepayments mainly consists of prepayment for insurance and IT related fees.

(3)         Others mainly consists other miscellaneous payments

5.	LONG-TERM INVESTMENT

	As of December 31, 2019	As of December 31, 2018

Investment in associated companies
Vitaxel Corporation Thailand Co., Ltd (1)
Cost	$27,539	$27,539
Share of loss in investment in an associated company	(25,716)	(25,716)
Foreign currency translation adjustment	(1,823)	(1,823)
Total investment in associated companies	—	$—

Other long-term investments
Ho Wah Genting Group Ltd (2)
Cost	$629,151	$629,151
Impairment on carrying amount	(612,056)	(612,056)
Foreign currency translation adjustment	17,095	17,095
Total other long-term investments	$—	$—
Total Long-Term Investments	$—	$—

(1)         On April 20, 2016, the Company invested 958,000 Thai Baht or $27,539 in Vitaxel Corporation Thailand Co., Ltd., a company registered in Thailand, and holds 47.99% shares of it. The long-term investment is accounted using the equity method.

The Company entered into a Sale and Purchase Agreement dated July 2, 2018 to sell all the total and outstanding shares of Vitaxel Corporation Thailand Co. Ltd. for total proceeds of $10,000. The disposal has been completed as of the date of this report.

As of December 31, 2018, the Company has provided impairment on the amount due from Vitaxel Corporation Thailand Co., Ltd of $150,790.

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

As of December 31, 2018, the Company has provided impairment of $612,056 investment of HWGG.

6.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	As of December 31, 2019	As of December 31, 2018

Office equipment	$28,100	$36,163
Computer equipment	101,614	72,123
Furniture and fittings	8,123	7,557
Electrical & fitting	—	—
Motor vehicle	—	—
Software and website	16,589	12,757
Renovations	—	103,038
	154,426	231,638
Less: Accumulated depreciation	(92,205)	(89,908)
Balance at end of year	$62,221	$141,730

Depreciation expenses charged to the statements of loss and comprehensive loss for the years ended December 31, 2019 and 2018 were $84,512 and $51,594 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of December 31, 2019	As of December 31, 2018

Provisions and accruals	$38,224	$67,989
Others (1)	301,888	313,525
Balance at end of year	$340,112	$381,514

(1)         Other payables mainly consist of members allocated redemption points and commission payable.

8.	INCOME TAX

Income taxes consisted of Malaysia income tax and U.S. income tax. Malaysia income tax rate is 24% (2018: 24%) and United States of America income tax rate is 21% (2018: 21%). A reconciliation of income taxes at statutory rates is as follows:

	For the year ended
	December 31, 2019	December 31, 2018
Loss before income tax	$(476,518)	$(2,334,926)
Statutory rate	21%	21%
Expected income tax recovery	$(100,000)	$(490,000)
Permanent difference	21,000	179,000
Effect of change in tax rate	—	45,000
Change in valuation allowance	79,000	266,000
Income tax recovery	$—	$—

Deferred tax assets are as follows:

	For the year ended
	December 31, 2019	December 31, 2018
Non-capital loss carry-forwards	$816,000	$761,000
Property and equipment	24,000	—
	840,000	761,000
Unrecognized deferred tax assets	(840,000)	(761,000)
Current tax expenses	$—	$—

Total loss carry-forward is $1,014,597 for U.S and $2,514,339 for Malaysia.

9.	RELATED PARTY TRANSACTIONS

	As of December 31, 2019	As of December 31, 2018
Amount due from related parties
Ho Wah Genting Berhad (1)	$5,132	$4,928
Total Amount due from related parties	$5,132	$4,928

Amount of due to related parties
Ho Wah Genting Holiday Sdn Bhd (2)	—	170
Grande Legacy Inc. (3)	4,372,855	4,862,193
Balance at end of year	4,372,855	4,862,363
Total Amount due to related parties	$4,372,855	$4,862,363

The related parties’ balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $16,902 (2018 - $20,840) to HWGB during the years ended December 31, 2019.

During the year ended December 31, 2019, the Company has mutually agreed to terminate the lease with HWGB.

(2)	A director of the Company, Lim Wee Kiat, is also a director of Ho Wah Genting Holiday Sdn Bhd and of Vitaxel Sdn Bhd.

(3)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc.

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

On July 1, 2018, the Company signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 55% of net profits on a quarterly basis, commencing July 1, 2018. During the year ended December 31, 2018, the Company recognized $nil royalty income due to GL incurring losses for the six months ended December 31, 2018.

On July 1, 2018, Vitaxel SB has entered into a management and administrative services agreement with GL. The agreement is to provide certain management and administrative support services for the operation of GL. For these services, Vitaxel SB shall charge a monthly management fee of $40,000 to GL. For the year ended December 31, 2019 and 2018, the Company charged to GL management fee income of $480,000 and $240,000 respectively.

On January 1, 2019, the Company signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay the Company royalty equal to 4% of revenue on a quarterly basis, commencing January 1, 2019. During the year ended December 31, 2019, the Company recognized royalty income of $16,527.

During the year ended December 31, 2019, the Company billed GL for product sales and VTrips income of $8,031 and $72,084 respectively.

(4)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following:

	December 31, 2019	December 31, 2018

Dato’ Lim Hui Boon	$40,000	$230,000
Lim Wee Kiat	52,154	65,158
Leong Yee Ming	49,256	50,612
	$141,410	$345,770

Vitaxel also paid a former director $1,500 director’s fee for the year ended December 31, 2019.

10.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of December 31, 2019, and 2018, Company has no capital commitments.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of December 31, 2019 are payable as follows:

2020	$39,824
Total	$39,824

Rental expense of the Company was $76,532 and $95,364 for the years ended December 31, 2019 and 2018, respectively.

11.	SHAREHOLDERS’ EQUITY

The Company has 1,000,000 shares authorized for preferred stock, with 0 outstanding during the year ended December 31, 2019 and 2018.

The Company also has 70,000,000 shares authorized for common stock, with 54,087,903 outstanding during the year December 31, 2019 and 2018.

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2019. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2019.

Accordingly management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position(s)
Lim Wee Kiat	39	Chairman (Director), Secretary and Chief Financial Officer
Dato Lim Hui Boon	68	President
Leong Yee Ming	52	Chief Executive Officer and Director

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

The principal occupation and business experience during the past five years for our executive officer and directors is as follows:

Lim Wee Kiat – Chairman of the Board of Directors, Chief Financial Officer and Secretary

Lim Wee Kiat has served as our Chairman of the Board of Directors and Secretary since January 18, 2016, and since August 21, 2017 has served as our Chief Financial Officer. He has more than 10 years business experience with 5 years in the area of multi-level marketing and management. He has served as a Director and as President for Vitaxel since December 2013. Since June 2010, he has served as Executive Director for Ho Wah Genting Berhad in Kuala Lumpur, Malaysia (“Ho Wah Genting”), a public Malaysian corporation where his responsibilities include implementation of strategies, policies and decisions. Since December 2013, he has served in Kuala Lumpur, Malaysia as Vitaxel’s Chief Executive Officer. From April 2008 until March 2014 he served in Kuala Lumpur, Malaysia as Executive Director for HWG Tin Mining SDN BHD, a subsidiary of Ho Wah Genting. From June 2011 until August 2013 he served in Kuala Lumpur, Malaysia as a Non-Executive Director for Connect County Holdings Berhad and from February 2014 until December 2014 as its Deputy Chief Executive Officer. He is a graduate of the University of Nottingham (United Kingdom) where he received a Bachelor of Science Degree in Computing and Information Systems in 2003. Lim Wee Kiat’s extensive experience in the industry led to the decision to appoint him to our board of directors

Dato Lim Hui Boon – President

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

He was designated as the Group President to the Board of HWGB after his resignation as an Executive Director and Chairman on June 14, 2011. He is also the founder of CVM Mineral Limited, a mining and manufacturing of magnesium ingot. The company was listed on the main board of Hong Kong Stock Exchange in December 2008. He later served as a President of the company from November 2009 to February 2013. Dato Lim Hui Boon also held other directorship due to his experience. He was the Director of HWG International Singapore Limited (listed on Singapore Exchange) from 1995 to 1998 and the Director of Paragon Union Berhard (listed on Bursa Malaysia) from 1997 to 1998. He also holds positions as an Honorable Committee Member of the Kuala Lumpur and Selangor Hwee Ann Association and a member of the Kuala Lumpur and Selangor Chinese Chamber of Commerce and Industry. In May 2015, Dato’ Lim Hui Boon received an Honorary Professorship from the University of International Business and Economics, Beijing, China. Dato Lim Hui Boon’s extensive experience in the industry led to the decision to appoint him to our board of directors.

Leong Yee Ming – Chief Executive Officer and Director

Leong Yee Ming has served as our Chief Executive Officer and as a Director since January 18, 2016. He has more than 30 years of field and management experience in business, particularly in the network-marketing industry. Since November 2015, he has also served as the chief executive officer for Vitaxel Sdn. Bhd. From December 2013 until May 2015 he served as Chief Executive Officer for Grande Life, Inc. and Grand Legacy, Inc., corporations which he co-founded which are engaged in relationship marketing and lifestyle programs. From February 2011 until November 2013 he was a strategic consultant for MLM Co., in Asia and the United States. From April 2009 until January 2011 he was a Pioneer Leader/1st Diamond Executive in Kuala Lumpur, Malaysia for Asia – Velocity International Inc. From May 2005 until January 2009 he was the chief operating officer for Gano iTouchLife Worldwide Inc., a company which he co-founded in Singapore. From December 2002 until March 2005 he was a Pioneer Leader, International Systems Trainee and 8-Star Distributor for Tiens Health Development SDN BHD in Kuala Lumpur, Malaysia. Leong Yee Ming’ s extensive experience in the industry led to the decision to appoint him to our board of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports, all reporting persons complied with all applicable Section 16(a) filing requirements, other than a filing on Form 4 by Kay Wong-Alfariz when he resigned as a director on March 31, 2019.

Shareholder Communications

We have not yet established a process for shareholder communications.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth certain information about the compensation awarded to, by or paid to our Chief Executive Officer and the other executive officers for the years ended December 31, 2019 and December 31, 2018.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$) (2)	All Other Compensation (US$)	Total (US$)

Dato’ Lim Hui Boon	2019	40,000	-0-	-0-	-0-	40,000
(President)	2018	230,000	-0-	-0-	-0-	230,000

Lim Wee Kiat	2019	52,789	-0-	-0-	6,560	59,349
(Chairman, Secretary and CFO)	2018	53,589	-0-	-0-	11,569	65,158

Leong Yee Ming	2019	49,856	-0-	-0-	-0-	49,856
(CEO)	2018	50,612	-0-	-0-	-0-	50,612

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On November 1, 2015 Vitaxel entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leong Yee Ming pursuant to which Leong Yee Ming provides management services. The Consulting Agreement expires July 31, 2016. Pursuant to the Consulting Agreement, Leong Yee Ming receives a monthly consulting fee of RM12,000 per month (approximately US$2,740 per month) and an expense allowance of RM2,000 per month. Effective January 1, 2017, Leong Yee Ming monthly consulting fee has been increased to RM17,000 per month (approximately US$4,156 per month), with no longer any expense allowance. The Consulting Agreement may be terminated by either party by providing the other with written notice of termination not less than one month prior to the date of termination.

Since April 1, 2014, Lim Wee Kiat has served as a Director and Director of Operations for Vitaxel at a monthly salary of RM5,000 (approximately US$1,142 per month). Lim Wee Kiat also receives a monthly expense allowance of RM2,000 per month. Effective April 1, 2017, Lim Wee Kiat salary has been increased to RM18,000 per month (approximately US$4,400 per month), with no longer any expense allowance. He is eligible to receive performance- based bonuses at the discretion of Vitaxel on December 31 of each year of employment. During the financial ended December 31, 2019, Lim Wee Kiat did not receive any bonuses. Either party may terminate the employment arrangement by providing the other with three- months’ advance written notice or the payment of three-months’ salary in lieu of notice. During the term of his employment by Vitaxel, Lim Wee Kiat may not engage in any employments which conflict with Vitaxel’s business or interests.

Other than as set forth above, none of the Company’s executive officers have employment agreements directly with the Company, although they may enter into such agreements in the future.

Director Compensation

Neither we, Vitaxel or Vionmall have compensated our directors, in their capacities as such, since our respective formations.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our Common Stock at March 4, 2020, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by such person.

The percentage of shares beneficially owned is computed on the basis of 54,087,903 shares of common stock outstanding as of March 4, 2020. Shares of common stock that a person has the right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Vitaxel Group Limited Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia.

Name of Beneficial Owner	Amount and nature of beneficial ownership	Percent of class

Directors and Executive Officers
Lim Wee Kiat	7,696,553	14.23%
Dato Lim Hui Boon	1,000,000	1.85%
Leong Yee Ming	1,843,621	3.41%

5% Stockholders:
Lim Ooi Hong (1)	4,453,071	8.23%
Lim Chun Yen (2)	12,263,345	22.67%

All directors and executive officers as a group (6 persons)	11,010,642	20.36%

(1) Lim Ooi Hong’s address is No.2A Jalan Setia Tropika u13/20B Setia Eco Park, Selangor, Shan Alam 40170, Malaysia.

(2) Lim Chun Yen’s address is 792 Cameron East Tower, BIK 3B, Gasing Heights Condo, Petaling Jaya, Selangor, 46000, Malaysia.

Changes in Control Agreements

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K, currently.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Except as disclosed below, since January 1, 2017 none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

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

Our President, Dato Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad, a company listed in Bursa Malaysia Main Market. As of December 31, 2019, and 2018, Ho Wah Genting Berhad owed the Company $5,132 and $4,928 respectively. The Company also recognized an expense of rent totaling $16,902 and $20,840 during the year ended December 31, 2019 and 2018 respectively. During the year ended December 31, 2019, the Company has mutually agreed to terminate the lease with Ho Wah Genting.

Our Chairman and Secretary, Lim Wee Kiat, is also on the board of directors of Ho Wah Genting Holiday Sdn Bhd.

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

On July 1, 2018, Vitaxel SB has entered into a management and administrative services agreement with GL. The agreement is to provide certain management and administrative support services for the operation of GL. For these services, Vitaxel SB shall charge a monthly management fee of $40,000 to GL. For the year ended December 31, 2019 and 2018, Vitaxel SB charged to GL management fee income of $480,000 and $240,000 respectively.

On January 1, 2019, Vitaxel SB signed an amendment to licensing agreement with GL, providing the revised terms of royalty payment. GL shall pay Vitaxel SB royalty equal to 4% of revenue on a quarterly basis, commencing January 1, 2019. Vitaxel SB recognized royalty income of $16,528 for the year ended December 31, 2019.

During the year ended December 31, 2019 and 2018, the Company incurred general and administrative expenses of $nil and $295,647 respectively, related to the operations of GL for no fee.

We currently do not have a policy in place for dealing with related party matters.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

ITEM 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2019 and December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 8-K, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $18,000 and $39,313, respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2019 and 2018, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

For fiscal year ended December 31, 2019, we did not engage any professional services rendered for tax services. The professional services rendered for tax services for fiscal year ended December 31, 2018 was $1,200.

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

Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Dale Matheson Carr-Hilton Labonte LLP engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements and Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Exhibit Description

2.1	Share Exchange Agreement, dated as of January 18, 2016, by and among the Registrant, Vitaxel SDN BHD (“VXEL”), Vitaxel Online Mall SDN BHD (“VXELOM”), the Shareholders of VXEL and the Shareholders of VXELOM (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

3.1	Articles of Incorporation of the Company (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on January 5, 2015)

3.2	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on January 8, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 11, 2016)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on January 5, 2015)

4.1*	Description of Common Stock

10.1	Split-Off Agreement, dated as of January 18, 2016, by and among the Registrant, Albero Enterprise Corp, and Andriy Berezhnyy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.2	General Release Agreement, dated as of January 18, 2016, by and among the Registrant, Albero Enterprise Corp, and Andriy Berezhnyy (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.3	Registrant’s 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.4	Letter of Transfer, dated April 1, 2014 and Employment Agreement, dated April 1, 2014 between Vitaxel and Lim Wee Kiat (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.5	Consulting Agreement, dated November 1, 2015, between Vitaxel and Leong Yee Ming (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.6	Letter of Appointment, dated March 24, 2015, between Vitaxel and Lee Wei Boon (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.7	Letter of Appointment, dated December 1, 2014, between Vitaxel and Yee Hing Yip (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.8	Letter of Appointment, dated February 6, 2015, between Vitaxel and Lim Boon Seng (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.9	Letter of Appointment, dated October 28, 2015, between Vionmall and Wong Chien Nan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.10	Travel Agency Services Contract dated November 1, 2015 between Vitaxel SDN BHD and Ho Wah Genting Holiday SDN BHD (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.11	License Agreement by and between Vitaxel Group Limited and Vitaxel Private Limited dated August 6, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2016)

10.12	License Agreement by and between Vitaxel Group Limited and Vitaxel Corp (Thailand) Ltd. dated August 15, 2016, as amended on August 21, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2016)

10.13	Share Sale Agreement among Lim Hui Sing, Leong Yee Ming, Vitaxel Sdn. Bhd. And Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2017)

10.14	Agreement among Lim Hui Song, Leong Yee Ming, Vitaxel Sdn. Bhd. and Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.15	License Agreement dated as of January 5, 2017 between Vitaxel Group Limited and Grande Legacy Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.16	Termination and Release Agreement between Vitaxel Group Limited and Grande Legacy Inc., a British Virgin Island Company, dated as of December 5, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 7, 2018)

16.1	Letter from Li and Company PC dated November 23, 2015 to the Securities and Exchange Commission (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 23, 2015)

16.2	Letter from KLJ & Associates, LLP dated May 3, 2016 to the Securities and Exchange Commission (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 4, 2016)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or 15d-14(a) of the Exchange Act)

31.2*	Certification of the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or 15d-14(a) of the Exchange Act)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200.

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

ITEM 16. 10-K Summary.

Not applicsable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAXEL GROUP LIMITED

Date: April 6, 2020	By:	/s/ Leong Yee Ming
Leong Yee Ming
Chief Executive Officer (Principal Executive Officer)

Date: April 6, 2020	By:	/s/ Lim Wee Kiat
Lim Wee Kiat
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leong Yee Ming		April 6, 2020
Leong Yee Ming	Chief Executive Officer (Principal Executive Officer) and a Director

Signature	Title	Date

/s/ Lim Wee Kiat	Chief Financial Officer (Principal Financial Officer)	April 6, 2020
Lim Wee Kiat	and a Director

