Form 10-Q
period 2020-03-31
Vitaxel Group Ltd
filed 2020-06-22
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55685

VITAXEL GROUP LIMITED
(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Bangunan Cheong Wing Chan
Level 4, 41-51, Jalan Maharajalela, 50150
Kuala Lumpur, Malaysia
(Address of principal executive offices)

+ 603 – 2143 – 2889
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

As of June 18, 2020, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	March 31,	December 31,
	2020 (Unaudited)	2019 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$49,368	$63,436
Amount due from related parties	4,979	5,132
Inventories	18,755	17,450
Other receivables, prepayments and other current assets	21,553	30,559
Total current assets	94,655	116,577

Non-current assets
Property and equipment, net	54,061	62,221
Total non-current assets	54,061	62,221

TOTAL ASSETS	$148,716	$178,798

CURRENT LIABILITIES
Amounts due to related parties	$4,266,622	$4,372,856
Commission payables	126,898	133,743
Accounts payable	987	154
Accrued expense and other payables	314,769	340,112
Total current liabilities	4,709,276	4,846,865
TOTAL LIABILITIES	4,709,276	4,846,865

Commitments and Contingencies (Note 7(1))

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,710,525)	(9,587,918)
Accumulated other comprehensive income	394,758	164,644
Total stockholders’ equity	(4,560,560)	(4,668,067)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,716	$178,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended March 31,
	2020	2019
REVENUE	$12,895	$14,515

COST OF REVENUE	(10,658)	(9,457)

GROSS PROFIT	2,237	5,058

OPERATING EXPENSES
Selling expense	(434)	(34)
General and administrative expenses	(238,387)	(286,844)
Total operating expenses	(238,821)	(286,878)

LOSS FROM OPERATIONS	(236,584)	(281,820)

OTHER INCOME/(EXPENSE), NET
Other income	120,298	126,495
Other expense	(6,321)	(1,502)
Total other income, net	113,977	124,993

Net loss	$(122,607)	$(156,827)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	230,114	(47,828)

TOTAL COMPREHENSIVE INCOME/(LOSS)	$107,507	$(204,655)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903
Net Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(122,607)	$(156,827)
Items not involving cash:
Depreciation – property and equipment	6,819	8,766
Property, plant and equipment written off	—	2,224
Changes in operating assets and liabilities
Accounts Receivable	—	(14,220)
Other receivables, prepayments and other current assets	9,006	16,330
Inventories	(1,305)	1,294
Accounts Payable	833	(9,323)
Commission payables	(6,845)	(549)
Accrued expense and other payables	(25,343)	(22,226)
Net cash used in operating activities	(139,442)	(174,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,729)	(11,230)
Net cash used in investing activities	(1,729)	(11,230)

CASH FLOWS FROM FINANCING ACTIVITIES

(Repayments to) / Proceeds from related parties	148,310	(737,114)
Net cash provided by (used in) financing activities	148,310	(737,114)

EFFECT OF EXCHANGE RATES ON CASH	(21,207)	9,234

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,068)	(913,641)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,436	1,004,397

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,368	$90,756

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information under Article 8 of Regulation S-X. They do not include all information and foot notes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statement for the year ended December 31, 2019, included in the Company’s Form 10-K filed with the Security and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K.

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of March 31, 2020, results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations for the entire fiscal year.

Recently issued accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 did not to have a material impact on the consolidated financial statements.

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

For the period ended March 31, 2020, the Company reported a net loss of $122,607 and had negative working capital of $4,614,621. The Company had an accumulated deficit of $9,710,525 as of March 31, 2020 due to the fact that the Company incurred losses during the years prior to March 31, 2020.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	March 31, 2020	December 31, 2019
Deposits (1)	$15,936	$20,824
Prepayments (2)	5,617	9,203
Others (3)	—	532
	$21,553	$30,559

(1)         Deposits represented payments for rental and utilities.

(2)         Prepayments mainly consists of prepayment for insurance and IT related fees.

(3)         Others mainly consists other miscellaneous payments

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	March 31, 2020	December 31, 2019

Office equipment	$27,027	$28,100
Computer equipment	97,677	101,614
Furniture and fittings	7,706	8,123
Software and website	15,738	16,589
	148,148	154,426
Less: Accumulated depreciation	(94,087)	(92,205)
Balance at end of period/year	$54,061	$62,221

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended March 31, 2020 and 2019 were $6,819 and $8,766 respectively.

6.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	March 31, 2020	December 31, 2019

Provisions and accruals	$27,277	$38,224
Others (1)	287,492	301,888
Balance at end of period/year	$314,769	$340,112

(1)	Other payables mainly consist of members allocated redemption points for commissions.

7.	RELATED PARTY BALANCES AND TRANSACTIONS

	March 31, 2020	December 31, 2019
Amount due from related parties
Ho Wah Genting Berhad (1)	$4,979	$5,132
Total Amount due from related parties	$4,979	$5,132

Amount of due to related parties
Grande Legacy Inc. (2)	4,266,622	4,372,855
Total Amount due to related parties	$4,266,622	$4,372,855

The related party balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $nil and $5,135 to HWGB for the three months ended March 31, 2020 and 2019 respectively.

During the year ended December 31, 2019, the Company has mutually agreed to terminate the lease with HWGB.

(2)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $120,000 and $120,000 charged to GL for the three months ended March 31, 2020 and 2019 respectively.

The Company also recognized royalty income of $298 and $8,269 charged to GL for the three months ended March 31, 2020 and 2019 respectively.

The Company billed GL for product sales of $10,833 and $nil for the three months ended March 31, 2020 and 2019 respectively.

(3)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officers of the Company:

	March 31, 2020	March 31, 2019

Dato’ Lim Hui Boon	$—	$40,000
Lim Wee Kiat	12,914	12,470
Leong Yee Ming	12,197	13,203
	$25,111	$65,673

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As used in this Quarterly Report, the terms “we,”“us,”“Company,” and “our” mean Vitaxel Group Limited and its subsidiaries on a consolidated basis, unless otherwise indicated or the context requires otherwise.

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

We presently have approximately 5,700 total members. As of March 31, 2020, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended March 31, 2020 and 2019 and the related notes thereto.

Revenue

We recognized $12,895 and $14,515 revenues for the periods ended March 31, 2020 and 2019, respectively. The overall slight decrease in revenue was attributable to decrease in our product sales in VitaxelSB in the current period compared to the same period last year, whilst offset by the product sales generated from the newly launch VMall e-commerce site under Vionmall in current period.

Cost of Sales

Cost of sales for the period ended March 31, 2020 was $10,658 compared to $9,457 for the period ended March 31, 2019. The increase was due to higher product costs in VMall as compared to product costs in VitaxelSB.

Gross Profit

Gross profit for the period ended March 31, 2020 was $2,237 compared to $5,058 for the period ended March 31, 2019. The decrease was attributable to the high cost of sales in VMall in current period as compared to the cost of sales of VitaxelSB in same period last year.

Operating Expenses

For the period ended March 31, 2020, we incurred total operating expenses in the amount of $238,821, composed of selling expenses of $434 and general and administrative expenses totalling $238,387. Whilst, for the period ended March 31, 2019, we incurred total operating expenses in the amount of $286,878, composed of selling expenses of $34 and general and administrative expenses totalling $286,844. The increase of $400 or 1176% for the selling expenses, along with the decrease of $48,457 or 17% for the administrative expenses, caused total operating expenses to decrease by $48,057 or 17%.

Liquidity and Capital Resources

As of March 31, 2020, we had a cash balance of $49,368. During the period ended March 31, 2020, net cash used in operating activities totalled $139,442. Net cash used in investing activities totalled $1,729. Net cash provided by financing activities during the period totalled $148,310. The resulting change in cash for the period was a decrease of $14,068, which was primarily due to operational expenses incurred during the period.

As of March 31, 2020, we had current liabilities of $4,709,276, which was composed of amount due to related parties of $4,266,622, commission payables of $126,898, accounts payable of $987 and accruals and other payable of $314,769.

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

We had net liabilities of $4,560,560 and $4,668,067 as of March 31, 2020 and December 31, 2019, respectively.

Management estimates that the general operating costs for the next 12 months will be approximately $600,000. At present, the Company may not have sufficient capital resources to meet its anticipated operating and capital requirements for the next 12 months. Management is also evaluating other options, including obtaining financing through private placements, charging licensees administration fees, and entering additional licensing agreements. The Company will continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

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

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Please refer to Note 2 Summary of Significant Accounting Policies of the Financial Statements on Form 10-K filed with the SEC on April 6, 2020, for disclosures regarding the critical accounting policies related to our business.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”), and Lim Wee Kiat, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2020. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.	RISK FACTORS

The company is necessarily subject to a number of risks which should be considered when reviewing this Quarterly Report. Some of the risks relating to the Company are set forth in our Annual Report on Form 10K for the period ended December 31, 2019, which should be reviewed in conjunction herewith.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

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

VITAXEL GROUP LIMITED

June 22, 2020	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)

VITAXEL GROUP LIMITED

June 22, 2020	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (principal financial and accounting officer)