Form 10-Q/A
period 2020-03-31
Vitaxel Group Ltd
filed 2020-07-07
CIK 1623590

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q filed June 22, 2020 (the “Original Report”) is being filed to amend the disclosures on page 13, thereby including the information below regarding our reliance on the SEC’s conditional exemptive orders issued in response to the COVID-19 pandemic. With the exception of the additional disclosures set forth below, all disclosures contained in the Original Report are unchanged.

On April 22, 2020, Vitaxel Group Ltd. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q, in reliance on the Order of the Securities and Exchange Commission dated March 4, 2020, as modified March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465).

The preparation of the Company’s 10-Q, including financial statements and completion of the auditing process, was delayed by government-imposed quarantines, office closures and travel restrictions, which affected both the Company’s and its service provider’s personnel.

In our previously Form 8-K, filed April 22, 2020, we announced that in connection with the COVID-19 pandemic, the Malaysian government has enforced a Movement Control Order (the “MCO”) effective March 18, 2020, closing all offices within the country that are non-essential forcing all of the Company’s staff to work from home. Subsequently, the MCO was replaced with the Conditional Movement Control Order on May 4, 2020 easing restrictions on most of Malaysia’s economic sectors until June 9, 2020. The Company opened its offices, but on an alternative day basis allowing staff to work on the Company’s backlogs. Afterwards, the Malaysian government announced the Recovery Movement Control Order beginning on June 10 and lasting till August 31, 2020, allowing most business to reopen and further eases COVID regulations on the country’s list of restricted activities. The Company’s management will continue to monitor the situation in Malaysia and ensure compliance towards enforced control order. Due to the uncertainties surrounding the economy in Malaysia and the enforcement of movement control, amid relaxed restrictions, at the time of issuance of this Report on Form 10-Q, the Company is unable to reasonably estimate the full extent of the impact of COVID-19 pandemic on its future business, financial conditions, and results of operations.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. This Amendment speaks as of the date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

VITAXEL GROUP LIMITED

July 7, 2020	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)

VITAXEL GROUP LIMITED

July 7, 2020	By:	/s/ Lim Wee Kiat
Lim Wee Kiat, Chief Financial Officer (principal financial and accounting officer)