Form 10-Q
period 2020-06-30
Vitaxel Group Ltd
filed 2020-08-19
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2020

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

As of August 19, 2020, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	June 30,	December 31,
	2020 (Unaudited)	2019 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$76,690	$63,436
Amount due from related parties	4,906	5,132
Inventories	18,721	17,450
Other receivables, prepayments and other current assets	19,042	30,559
Total current assets	119,359	116,577

Non-current assets
Property and equipment, net	49,838	62,221
Total non-current assets	49,838	62,221

TOTAL ASSETS	$169,197	$178,798

CURRENT LIABILITIES
Amounts due to related parties	$4,335,357	$4,372,856
Commission payables	123,820	133,743
Accounts payable	6,446	154
Accrued expense and other payables	327,735	340,112
Total current liabilities	4,793,358	4,846,865
TOTAL LIABILITIES	4,793,358	4,846,865

Commitments and Contingencies (Note 7(1))

STOCKHOLDERS’ DEFICIT
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,740,650)	(9,587,918)
Accumulated other comprehensive income	361,281	164,644
Total stockholders’ equity	(4,624,162)	(4,668,067)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$169,197	$178,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE	$2,749	$4,645	$15,644	$19,160

COST OF REVENUE	(2,176)	(4,090)	(12,834)	(13,547)

GROSS PROFIT	573	555	2,810	5,613

OPERATING EXPENSES
Selling expense	(156)	—	(590)	(34)
General and administrative expenses	(143,632)	(235,890)	(382,019)	(522,734)
Total operating expenses	(143,788)	(235,890)	(382,609)	(522,768)

LOSS FROM OPERATIONS	(143,215)	(235,335)	(379,799)	(517,155)

OTHER INCOME/(EXPENSE), NET
Other income	108,125	132,143	228,423	258,638)
Other expense	4,964	867	(1,357)	(635)
Total Other income / (Expense), net	113,089	133,010)	227,066	258,003)

Net Loss	$(30,125)	$(102,325)	$(152,732)	$(259,152)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(33,477)	54,549	196,637	6,721

TOTAL COMPREHENSIVE INCOME (LOSS)	$(63,602)	$(47,776)	$43,905	$(252,431)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903	54,087,903	54,087,903
Net Income (Loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,732)	$(259,152)
Items not involving cash:
Depreciation – property and equipment	13,247	16,184
Property, plant and equipment written off	—	2,256
Changes in operating assets and liabilities
Accounts Receivable	—	(14,026)
Other receivables, prepayments and other current assets	11,517	41,447
Inventories	(1,271)	(10,116)
Accounts Payable	6,292	(112)
Commission payables	(9,923)	(3,427)
Accrued expense and other payables	(12,377)	(46,646)
Net cash used in operating activities	(145,247)	(273,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,701)	(27,132)
Net cash used in investing activities	(1,701)	(27,132)

CASH FLOWS FROM FINANCING ACTIVITIES

(Repayments to) / Proceeds from related parties	162,829	(651,637)
Net cash provided by (used in) financing activities	162,829	(651,637)

EFFECT OF EXCHANGE RATES ON CASH	(2,627)	2,072

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,254	(950,289)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,436	1,004,397

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,690	$54,108

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of June 30, 2020, results of operations for the six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations for the entire fiscal year.

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

For the period ended June 30, 2020, the Company reported a net loss of $152,732 and had negative working capital of $4,673,999. The Company had an accumulated deficit of $9,740,650 as of June 30, 2020 due to the fact that the Company incurred losses during the years prior to June 30, 2020.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	June 30, 2020	December 31, 2019
Deposits (1)	$16,056	$20,824
Prepayments (2)	2,986	9,203
Others (3)	—	532
	$19,042	$30,559

(1)         Deposits represented payments for rental and utilities.

(2)         Prepayments mainly consists of prepayment for insurance and IT related fees.

(3)         Others mainly consists other miscellaneous payments

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30, 2020	December 31, 2019

Office equipment	$27,263	$28,100
Computer equipment	100,245	101,614
Furniture and fittings	7,764	8,123
Software and website	15,856	16,589
	151,128	154,426
Less: Accumulated depreciation	(101,290)	(92,205)
Balance at end of period/year	$49,838	$62,221

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended June 30, 2020 and 2019 were $13,247 (3 months $6,428) and $16,184 (3 months $7,418) respectively.

6.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	June 30, 2020	December 31, 2019

Provisions and accruals	$35,870	$38,224
Others (1)	291,865	301,888
Balance at end of period/year	$327,735	$340,112

(1)	Other payables mainly consist of members allocated redemption points for commissions.

7.	RELATED PARTY BALANCES AND TRANSACTIONS

	June 30, 2020	December 31, 2019
Amount due from related parties
Ho Wah Genting Berhad (1)	$4,906	$5,132
Total Amount due from related parties	$4,906	$5,132

Amount of due to related parties
Ho Wah Genting Holding Sdn Bhd (2)	58,400	—
Grande Legacy Inc. (3)	4,276,957	4,372,856
Total Amount due to related parties	$4,335,357	$4,372,856

The related party balances are unsecured, interest-free and repayable on demand.

(1)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $nil and $5,135 to HWGB for the six months ended June 30, 2020 and 2019 respectively.

During the year ended December 31, 2019, the Company has mutually agreed to terminate the lease with HWGB.

(2)	A former director of the Company, Lim Wee Kiat who resigned subsequent to June 30, 2020 , is also a director of Ho Wah Genting Holding Sdn Bhd.
(3)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $240,000 and $240,000 charged to GL for the six months ended June 30, 2020 and 2019 respectively.

The Company also recognized royalty income of $293 and $9,473 charged to GL for the six months ended June 30, 2020 and 2019 respectively.

The Company billed GL for product sales of $13,597 and $nil for the six months ended June 30, 2020 and 2019 respectively.

(4)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officers of the Company:

	June 30, 2020	June 30, 2019
Dato’ Lim Hui Boon	$—	$40,000
Lim Wee Kiat	23,852	29,477
Leong Yee Ming	22,527	24,762
	$46,378	$94,239

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

We presently have approximately 5,700 total members. As of June 30, 2020, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended June 30, 2020 and 2019 and the related notes thereto.

Revenue

We recognized $2,749 and $4,645 revenues for the periods ended June 30, 2020 and 2019, respectively. The overall slight decrease in revenue was attributable to decrease in our product sales in VitaxelSB in the current period compared to the same period last year, whilst offset by the product sales generated from VTrip and the newly launch VMall e-commerce site, both which were from Vionmall in current period.

Cost of Sales

Cost of sales for the period ended June 30, 2020 was $2,176 compared to $4,090 for the period ended June 30, 2019. The decrease was due to decrease in revenue in current period.

Gross Profit

Gross profit for the period ended June 30, 2020 was $573 compared to $555 for the period ended June 30, 2019. The increase   was due to product sales of VitaxelSB in the same period last year has a lower margin as compare to sales from Vionmall in current period..

Operating Expenses

For the period ended June 30, 2020, we incurred total operating expenses in the amount of $143,788, composed of selling expenses of $156 and general and administrative expenses totalling $143,632. Whilst, for the period ended June 30, 2019, we incurred total operating expenses in the amount of $235,890, composed of selling expenses of $nil and general and administrative expenses totalling $235,890. The increase of $156 or -% for the selling expenses, along with the decrease of $92,258 or 39% for the administrative expenses, caused total operating expenses to decrease by $92,102 or 39%.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the six months ended June 30, 2020 and 2019 and the related notes thereto.

Revenue

We recognized $15,644 and $19,160 revenues for the periods ended June 30, 2020 and 2019, respectively. Revenue in current period are mainly contributed by Vionmall’s sales as compare to the same period last year, which were contributed by Vitaxel. The decrease in revenue is attributable to the decrease in Vitaxel’s sales in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended June 30, 2020 was $12,834 compared to $13,547 for the period ended June 30, 2019. The decrease was due to decrease in revenue in current period.

Gross Profit

Gross profit for the period ended June 30, 2020 was $2,810 compared to $5,613 for the period ended June 30, 2019. The decrease was attributable to the decrease in revenue in current period as compared to the same period last year.

Operating Expenses

For the period ended June 30, 2020, we incurred total operating expenses in the amount of $382,609, composed of selling expenses of $590 and general and administrative expenses totalling $382,019. Whilst, for the period ended June 30, 2019, we incurred total operating expenses in the amount of $522,768, composed of selling expenses of $34 and general and administrative expenses totalling $522,734. The increase of $556 or 1635% for the selling expenses, along with the decrease of $140,714 or 27% for the administrative expenses, caused total operating expenses to decrease by $137,355 or 27%.

Liquidity and Capital Resources

As of June 30, 2020, we had a cash balance of $76,690. During the period ended June 30, 2020, net cash used in operating activities totalled $145,247. Net cash used in investing activities totalled $1,701. Net cash provided by financing activities during the period totalled $162,829. The resulting change in cash for the period was an increase of $13,254, which was primarily due to proceeds received from related parties in current period.

As of June 30, 2020, we had current liabilities of $4,793,358, which was composed of amount due to related parties of $4,335,357, commission payables of $123,820, accounts payable of $6,446 and accruals and other payable of $327,735.

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

In our previously Form 8-K, filed April 22, 2020, we announced that in connection with the COVID-19 pandemic, the Malaysian government has enforced a Movement Control Order (the “MCO”) effective March 18, 2020, closing all offices within the country that are non-essential forcing all of the Company’s staff to work from home. Subsequently, the MCO was replaced with the Conditional Movement Control Order on May 4, 2020 easing restrictions on most of Malaysia’s economic sectors until June 9, 2020. The Company opened its offices, but on an alternative day basis allowing staff to work on the Company’s backlogs. Afterwards, the Malaysian government announced the Recovery Movement Control Order beginning on June 10 and lasting till August 31, 2020, allowing most business to reopen and further eases COVID regulations on the country’s list of restricted activities. The Company’s management will continue to monitor the situation in Malaysia and ensure compliance towards enforced control order. Due to the uncertainties surrounding the economy in Malaysia and the enforcement of movement control, amid relaxed restrictions, at the time of issuance of this Report on Form 10Q, the Company is unable to reasonably estimate the full extent of the impact of COVID-19 pandemic on its future business, financial conditions, and results of operations.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”), and Lim Wee Kiat, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2020. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On 13 July 2020, Mr. Lim Wee Kiat notified the Company that he is resigning from the Board of Directors as well as the position of Chief Financial Officer and Secretary of the Company, effective immediately. His resignation was not due to any matter related to the Company’s operations, policies or practices, his experiences while serving on the Board or any disagreement with the Board or management team.

With effect of Mr Lim Wee Kiat’s resignation, Mr Leong Yee Ming, Director and Chief Executive Officer of the Company will takeover the position previously held by Mr. Lim Wee Kiat for the role of Chairman, Chief Financial Officer and Secretary while maintaining his position as the Chief Executive Officer.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAXEL GROUP LIMITED

August 19, 2020	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)