Form 10-Q
period 2020-09-30
Vitaxel Group Ltd
filed 2020-11-16
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2020

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

As of November 16, 2020, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	September 30,	December 31,
	2020 (Unaudited)	2019 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$31,471	$63,436
Amount due from related parties	24,274	5,132
Inventories	19,479	17,450
Other receivables, prepayments and other current assets	26,465	30,559
Total current assets	101,689	116,577

Non-current assets
Property and equipment, net	45,631	62,221
Total non-current assets	45,631	62,221

TOTAL ASSETS	$147,320	$178,798

CURRENT LIABILITIES
Amounts due to related parties	$4,331,368	$4,372,856
Commission payables	126,822	133,743
Accounts payable	104	154
Accrued expense and other payables	341,827	340,112
Total current liabilities	4,800,121	4,846,865
TOTAL LIABILITIES	4,800,121	4,846,865

Commitments (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,644,752)	(9,587,918)
Accumulated other comprehensive income	236,744	164,644
Total stockholders’ deficit	(4,652,801)	(4,668,067)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$147,320	$178,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE	$3,006	$41,054	$18,650	$60,214

COST OF REVENUE	(1,466)	(39,351)	(14,300)	(52,898)

GROSS PROFIT	1,540	1,703	4,350	7,316

OPERATING EXPENSES
Selling expense	(30)	(174)	(620)	(208)
General and administrative expenses	(138,926)	(210,545)	(520,945)	(733,279)
Total operating expenses	(138,956)	(210,719)	(521,565)	(733,487)

LOSS FROM OPERATIONS	(137,416)	(209,016)	(517,215)	(726,171)

OTHER INCOME/(EXPENSE), NET
Other income	234,340	178,565	462,763	437,203
Other expense	(1,026)	(5,882)	(2,382)	(6,517)
Total Other income / (Expense), net	233,314	172,683	460,381	430,686

Net Income/(Loss)	$95,898	$(36,333)	$(56,834)	$(295,485)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(124,537)	1,295	72,100	8,016

TOTAL COMPREHENSIVE INCOME (LOSS)	$(28,639)	$(35,038)	$15,266	$(287,469)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903	54,087,903	54,087,903
Net Income (Loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,834)	$(295,485)
Items not involving cash:
Depreciation – property and equipment	19,633	22,875
Property, plant and equipment written off	—	2,247
Changes in operating assets and liabilities
Accounts Receivable	—	82
Other receivables, prepayments and other current assets	4,094	31,495
Inventories	(2,029)	(9,244)
Accounts Payable	(50)	(10,414)
Commission payables	(6,921)	(4,460)
Accrued expense and other payables	1,715	(47,679)
Net cash used in operating activities	(40,392)	(310,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,317)	(24,823)
Net cash used in investing activities	(4,317)	(24,823)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (repayments to) related parties	14,151	(612,520)
Net cash provided by (used in) financing activities	14,151	(612,520)

EFFECT OF EXCHANGE RATES ON CASH	(1,407)	(1,558)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,965)	(949,484)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,436	1,004,397

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,471	$54,913

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of September 30, 2020, results of operations for the nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations for the entire fiscal year.

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

For the period ended September 30, 2020, the Company reported a net loss of $56,834 and had negative working capital of $4,698,432. The Company had an accumulated deficit of $9,644,752 as of September 30, 2020 due to the fact that the Company incurred losses during the years prior to September 30, 2020.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	September 30, 2020	December 31, 2019
Deposits (1)	$14,851	$20,824
Prepayments (2)	11,614	9,203
Others (3)	—	532
	$26,465	$30,559

(1)         Deposits represented payments for rental and utilities.

(2)         Prepayments mainly consists of prepayment for insurance and IT related fees.

(3)         Others mainly consists other miscellaneous payments

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	September 30, 2020	December 31, 2019

Office equipment	$28,067	$28,100
Computer equipment	103,967	101,614
Furniture and fittings	7,993	8,123
Software and website	16,323	16,589
	156,350	154,426
Less: Accumulated depreciation	(110,719)	(92,205)
Balance at end of period/year	$45,631	$62,221

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended September 30, 2020 and 2019 were $19,633 (3 months $6,386) and $22,875 (3 months $6,691) respectively.

6.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	September 30, 2020	December 31, 2019

Provisions and accruals	$43,391	$38,224
Others (1)	298,436	301,888
Balance at end of period/year	$341,827	$340,112

(1)	Other payables mainly consist of members allocated redemption points for commissions.

7.	RELATED PARTY BALANCES AND TRANSACTIONS

	September 30, 2020	December 31, 2019
Amount due from related parties
Asia Food People Sdn Bhd (1)	$2,970	$—
G2lux Sdn Bhd (2)	11,978	—
Ho Wah Genting Berhad (3)	5,050	5,132
Snatch Asia Sdn Bhd (4)	4,276	—
Total Amount due from related parties	$24,274	$5,132

Amount of due to related parties
Dato’ Lim Hui Boon (5)	48,097	—
Ho Wah Genting Holding Sdn Bhd (6)	60,121	—
Grande Legacy Inc. (7)	4,223,150	4,372,856
Total Amount due to related parties	$4,331,368	$4,372,856

The related party balances are unsecured, interest-free and repayable on demand.

(1)	A director of the Company, Leong Yee Ming, is also a director of Asia Food People Sdn Bhd (“AFP”). The amount due from AFP as at September 30, 2020 were advances made to AFP.

(2)	A director of the Company, Leong Yee Ming, is also a director of G2lux Sdn Bhd (“G2lux”). The amount due from G2lux as at September 30, 2020 were advances made to G2lux.

(3)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $nil and $15,239 to HWGB for the nine months ended September 30, 2020 and 2019 respectively.

During the year ended December 31, 2019, the Company has mutually agreed to terminate the lease with HWGB.

(4)	A director of the Company, Leong Yee Ming, is also a director of Snatch Asia Sdn Bhd (“SASB”). The amount due from SASB as at September 30, 2020 were advances made to SASB.
(5)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as at September 30, 2020 were advances made to the Company.

(6)	A former director of the Company, Lim Wee Kiat who resigned during period ended September 30, 2020, is also a director of Ho Wah Genting Holding Sdn Bhd.

(7)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $360,000 and $360,000 charged to GL for the nine months ended September 30, 2020 and 2019 respectively.

The Company also recognized royalty income of $294 and $11,906 charged to GL for the nine months ended September 30, 2020 and 2019 respectively.

The Company billed GL for sales of $17,363 and $49,350 for the nine months ended September 30, 2020 and 2019 respectively.

(8)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officers of the Company:

	September 30, 2020	September 30, 2019
Dato’ Lim Hui Boon	$—	$40,000
Lim Wee Kiat	35,856	39,185
Leong Yee Ming	33,864	37,008
	$69,720	$116,193

8.	COMMITMENTS

On September 29, 2020, the Company signed a tenancy agreement for its office lease at a monthly fee of $3,780 for a period of one year starting from October 1, 2020 to September 30, 2021.

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

We presently have approximately 5,700 total members. As of September 30, 2020, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended September 30, 2020 and 2019 and the related notes thereto.

Revenue

We recognized $3,006 and $41,054 revenues for the periods ended September 30, 2020 and 2019, respectively. The overall decrease in revenue was attributable to decrease in sales from VTrip under Vionmall in current period as compare to the same period last year whilst offset by the product sales in VitaxelSB and from the Vionmall’s VMall e-commerce site in current period.

Cost of Sales

Cost of sales for the period ended September 30, 2020 was $1,466 compared to $39,351 for the period ended September 30, 2019. The decrease was due to decrease in revenue in current period.

Gross Profit

Gross profit for the period ended September 30, 2020 was $1,540 compared to $1,703 for the period ended September 30, 2019. The increase was due to product sales of Vionmall’s VMall e-commerce site in current period has a higher margin as compare to VTrip sales in the same period last year.

Operating Expenses

For the period ended September 30, 2020, we incurred total operating expenses in the amount of $138,956, composed of selling expenses of $30 and general and administrative expenses totalling $138,926. Whilst, for the period ended September 30, 2019, we incurred total operating expenses in the amount of $210,719, composed of selling expenses of $174 and general and administrative expenses totalling $210,545. The decrease of $144 or 83% for the selling expenses, along with the decrease of $71,619 or 34% for the administrative expenses, caused total operating expenses to decrease by $71,763 or 34%.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the nine months ended September 30, 2020 and 2019 and the related notes thereto.

Revenue

We recognized $18,650 and $60,214 revenues for the periods ended September 30, 2020 and 2019, respectively. The overall decrease in revenue was attributable to decrease in sales from VTrip under Vionmall in current period as compare to the same period last year whilst offset by the product sales in VitaxelSB and from the Vionmall’s VMall e-commerce site in current period.

Cost of Sales

Cost of sales for the period ended September 30, 2020 was $14,300 compared to $52,898 for the period ended September 30, 2019. The decrease was due to decrease in revenue in current period.

Gross Profit

Gross profit for the period ended September 30, 2020 was $4,350 compared to $7,316 for the period ended September 30, 2019. The decrease was due to decrease in revenue in current period.

Operating Expenses

For the period ended September 30, 2020, we incurred total operating expenses in the amount of $521,565, composed of selling expenses of $620 and general and administrative expenses totalling $520,945. Whilst, for the period ended September 30, 2019, we incurred total operating expenses in the amount of $733,487, composed of selling expenses of $208 and general and administrative expenses totalling $733,279. The increase of $412 or 198% for the selling expenses, along with the decrease of $212,334 or 29% for the administrative expenses, caused total operating expenses to decrease by $211,922 or 29%.

Liquidity and Capital Resources

As of September 30, 2020, we had a cash balance of $31,471. During the period ended September 30, 2020, net cash used in operating activities totalled $40,392. Net cash used in investing activities totalled $4,317. Net cash provided by financing activities during the period totalled $14,151.  The resulting change in cash for the period was a decrease of $31,965, which was primarily due to operating expenses in current period.

As of September 30, 2020, we had current liabilities of $4,800,121, which was composed of amount due to related parties of $4,331,368, commission payables of $126,822, accounts payable of $104 and accruals and other payable of $341,827.

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

We had net liabilities of $4,652,801 and $4,668,067 as of September 30, 2020 and December 31, 2019, respectively.

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

In our previously Form 8-K and Form 10-Q, filed on April 22, 2020 and August 19, 2020 respectively, we announced that in connection with the COVID-19 pandemic, the Malaysian government has enforced a Movement Control Order (the “MCO”) effective March 18, 2020, closing all offices within the country that are non-essential forcing all of the Company’s staff to work from home. Subsequently, the MCO was replaced with the Conditional Movement Control Order on May 4, 2020 easing restrictions on most of Malaysia’s economic sectors until June 9, 2020. The Company opened its offices, but on an alternative day basis allowing staff to work on the Company’s backlogs. Afterwards, the Malaysian government announced the Recovery Movement Control Order beginning on June 10 and lasting till August 31, 2020, allowing most business to reopen and further eases COVID regulations on the country’s list of restricted activities. On August 28,2020, the Malaysian government extended the Recovery Movement Control Order to last till December 31, 2020.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2020. Based upon their participation in that evaluation, it is concluded that the disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

VITAXEL GROUP LIMITED

November 16, 2020	By:	/s/ Leong Yee Ming
Leong Yee Ming, Chief Executive Officer (principal executive officer)