Form 10-K
period 2020-12-31
Vitaxel Group Ltd
filed 2021-03-30
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 000-55685

VITAXEL GROUP LIMITED
(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bangunan Cheong Wing Chan Level 4, 41-51, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

+ 603 - 2143 - 2889

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $2,497,078 (computed using the closing sales price of $0.148 per share of common stock on such date).

54,087,903 shares of common stock were issued and outstanding as of March 18, 2021.

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

 We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I.

ITEM 1. Business

As used in this Annual Report, unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” refer to Vitaxel Group Limited, a Nevada company, and, where appropriate, its subsidiaries. Vitaxel Group Limited is a holding company incorporated under the laws of Nevada.

Through our two wholly-owned subsidiaries, namely Vitaxel SDN BHD (“Vitaxel”) and Vitaxel Online Mall SDN BHD (“Vionmall”) incorporated under the laws of the Country of Malaysia, we run and operate the e-commerce business. Vitaxel was organized and commenced business operations in 2014 and Vionmall was organized and commenced business operations in 2015.

Recent Developments

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

As many parts of the world is currently under lockdown or restrictive movement orders due to the current COVID-19 pandemic, we believe that all companies related to the travel, entertainment and lifestyle industry have been negatively impacted. Our Company is not spared either. We do not foresee any income contribution from this business from January 2020, until the destination areas (in particular South-East Asia and Europe) reopen their countries to allow foreign visitors again.

Our multi-level marketing (“MLM”) business is negatively impacted due to the fact that being a business built on fostering personal relationship and expanding new contacts, most distributors are unable to carry out the more important aspects of regular face to face visits and appointments, promotional events and direct coaching to continuously improve their team’s skills, motivation and knowledge of our products. Fortunately, we are still able to connect to our leaders via calls, emails and backoffice announcements and other form of online communication such as Skype and Zoom to keep the leaders and members abreast with our status and development. As such, our MLM operation is still ongoing amid slower than usual.

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

We hope that in the middle of 2021, there will be improvement towards the restriction caused by the pandemic, hence enabling more merchants to sign up with us, and that our members will be more encouraged and enthusiastic to promote our e-commerce website to their family, friends and prospects.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

On July 13, 2020, Mr. Lim Wee Kiat notified the Company of his resignation as Chief Financial Officer, Secretary and a director of the Company, effective immediately. Mr. Lim Wee Kiat’s resignation was not due to any disagreement with the Company or any matter relating to the Company’s operations, accounting or other policies, or practices.

On the same day, upon effectiveness of Mr. Lim Wee Kiat’s resignation, Mr. Leong Yee Ming, a director and Chief Executive Officer of the Company was appointed Chairman, Chief Financial Officer and Secretary of the Company, effective immediately. As a result, Mr. Lim Wee Kiat is currently the Chief Executive Officer, Chief Financial Officer, Secretary, Chairman and director of the Company.

Securities Acquisition and Disposal by Directors or Certain Officers; Related Transactions

On July 13, 2020, Mr. Lim Wee Kiat disposed 7,696,553 shares of common stock for $nil consideration to Mr Leong Yee Ming. As a result of the disposal, Mr. Lim Wee Kiat no longer hold any common stock in the Company. Form 4/A has been filed by Lim Wee Kiat on March 26, 2021 to amend the original Form 4 filed on July 14, 2020, to correctly reflect his ownership of common stock.

Our Company

Vitaxel Group Limited is a holding company incorporated under the laws of Nevada. Through our two wholly-owned subsidiaries, namely Vitaxel and Vionmall incorporated under the laws of the Country of Malaysia, we run and operate the e-commerce business. Vitaxel was organized and commenced business operations in 2014 and Vionmall was organized and commenced business operations in 2015.

Vitaxel is a global direct selling, multi-level marketing company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce.

Vionmall is involved in e-commerce business, through its platforms: Vionmarket, VTrips and VMall. Vionmarket is a rebate website that provide retail sales direct to consumers. However, Vionmarket do not develop or manufacture the products and services. VTrips is a platform that provides concessionary and travel packages to the public and members of Vitaxel. VMall is a newly launched e-commerce platform during current year first quarter.

We generate revenues through sales of our products on our e-commerce platforms. For the twelve months ended December 31, 2020 and 2019, we recognized approximately $18,872 and $83,508, respectively, in revenues, of which Vitaxel accounted for 12% and Vionmall accounted for 88%, of our revenues.

As a multi-level marketing company, a significant part of our platform involves recruiting members that sell our goods and services and that assist in recruiting other members. Our members can also promote and sell their own products and services through our Vionmall subsidiary.

Our operations, including sales transactions, are primarily based in Malaysia. We presently have approximately 5,700 members.  As of December 31, 2020, approximately 62% of our members reside in Malaysia, 29% of our members reside in Singapore, 4% members reside in China, approximately 3% members reside in Hong Kong and approximately 2% members reside in other countries. We provide our members from time-to-time with training which includes prospecting and closing skills, plan orientation, back-office training, network management, personal and leadership development and team-building activities.

Unlike the traditional MLM business model where most of the business model concentrates on particular products and/or services, our business model allows our members to own a sub-domain through Vionmall where they can promote their own products and services (separate from our products and services).

We strive to differentiate ourselves through innovation in both our product and service offerings and our sales channels. Consumers can purchase our products and services either directly from our members or directly from our online platform. Our products and services are listed on our website and customers can easily purchase them online. Our members need not carry our products physically to their customers, they only need to promote our products through word of mouth or show prospective customers our list of products online through computers or smart-phones. During the year ended December 31, 2020, our revenues were primarily attributable to the sale in VMall.

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

To become a member, a person must purchase a member package. Member packages include products and points that carry a value that approximates the package price. The packages do not come with a membership fees, which was originally proposed to be exempted for the first year from the date of purchase of the package and to be charged at certain rate commending from the first day of the second year, but are currently still waived for all members as of the date of this Annual Report. Each member package is available in English and Chinese and typically includes booklets describing us, our compensation plan and rules of member conduct, various training and promotional materials, member applications and a product and services catalog. The price of a member package varies by package type and provides a low-cost entry for incoming members.

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

Patents and Trademarks

Our business is dependent on a combination of trademarks, patents, domain names, trade names, trade secrets and other proprietary rights in order to protect our intellectual property rights. We have applied for registration for our major trademark, VITAXEL live better, in Malaysia (5 applications), Singapore, Brunei, Indonesia, Philippines, Thailand, Myanmar, Vietnam, China, Hong Kong, Macau, Cambodia, Laos and Taiwan. To date, all of the applications in Malaysia and the other applications from the other 12 countries except Indonesia have been approved. We have also filed trademark registrations for our V device mark in all the countries stated above and also in the United States of America. To date, this trademark has been approved in Malaysia, Singapore, Brunei, Philippines, Myanmar, Macau, Laos and Taiwan and other countries including United States of America are pending for approval. We consider trademark protection to be important to our business.

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

In addition, the direct sales/MLM industry has some level of self-regulation and standards established by recognized trade organizations. The direct selling industry self –regulates itself to maintain high levels of probity, integrity, corporate governance and consumer protection standards. Multiple direct selling companies from across the world have also joined forces to form direct selling associations which promote ethical business practices and prescribe a detailed code of ethics for the members, its sales representatives and customers. The code of conduct is a self –regulatory standard which regulates the varying interactions across the spectrum of direct sales that often exceeds local legal requirements.

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

Further, to help ensure legal compliance, the Code provides that new memberships should not be subject to significant monetary commitment either by way of entrance fees, training fees, purchases of sales kits or inventory loading. The companies take responsibility for consumer protection through provision of accurate information, product warranty and buyback offer. It ensures that member companies implement adequate mechanisms to address customer complaints with respect to their products and/or its sales representatives.

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

Regulations in Malaysia

The rise of the number of direct selling companies in Malaysia was accompanied by the rise of fraudulent activities such as pyramid and Ponzi schemes. In 2011, Malaysia amended its previously existing statute to rename it the Direct Sales and Anti-Pyramid Scheme Act (the “DSAPSA”). The key objectives of DSAPSA were to incorporate specific provisions governing sales achieved through electronic medium and regulations on legitimate multilevel marketing.

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

Employees

As of the date of this Annual Report, we have 10 full time employees, all of which are located in Malaysia. We have no part time employees or independent contractors.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We believe that we maintain a good working relationship with our employees and to date, we have not experienced any significant labor disputes or work stoppages.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are currently located at Bangunan Cheong Wing Chan, 4th Floor, No. 41-51, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia, where the Company leases approximately 8,330 square feet at a monthly rental of RM16,000 (approximately US$3,807), which houses 10 employees. This lease terminates in Sept 30, 2021 and is renewable for 1-year increment.

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

As of March 18, 2021 the Company 1,883 stockholders of record.   This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

As of December 31, 2020, there were an aggregate of 36,899,710 shares of common stock remaining eligible for issuance pursuant to the 2016 Plan, as amended to date.

During the year ended December 31, 2020 and 2019, the Company did not issue any shares options under the 2016 Plan.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2020, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date of this Annual Report. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. You should read this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited consolidated financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Overview

Vitaxel Group Limited is a holding company incorporated under the laws of Nevada. Through our two wholly-owned subsidiaries, namely Vitaxel and Vionmall incorporated under the laws of the Country of Malaysia, we run and operate the e-commerce business. Vitaxel was organized and commenced business operations in 2014 and Vionmall was organized and commenced business operations in 2015.

Vitaxel is a global direct selling, multi-level marketing (“MLM”) company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce.

Vionmall is an e-commerce business for retail sales direct to consumers. We do not develop or manufacture the products and services which we offer.

Results of Operations

For the year ended December 31, 2020 compared to December 31, 2019

Revenue

We recognized revenue of $18,872 and $83,508 for the years ended December 31, 2020 and 2019 respectively. The decrease in revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 was attributable to the decrease in revenue of VTrips in current year due to the pandemic, whereby VTrips offer travel packages through its online platform to the public and members of Vitaxel.

Cost of Sales

Cost of sales for the year ended December 31, 2020 was $14,404 compared to $74,122 for the year ended December 31, 2019. The decrease for the year ended December 31, 2020 was due to the decrease of revenue for the year ended December 31, 2020 as compared to the revenue for the year ended December 31, 2019.

Gross Profit

Gross profit for the year ended December 31, 2020 was $4,468 compared to $9,386 for the year ended December 31, 2019. Gross margin for the year ended December 31, 2020 was 23%, compared to 11% for the year ended December 31, 2019. Higher gross profit margin in December 31, 2020 was primarily attributable to the sales to better margin generated from sales in the newly launched VMall as compared to sales in VTrip in December 31, 2019.

Operating Expenses

For the year ended December 31, 2020, we incurred total operating expenses in the amount of $642,794, composed of selling expenses of $553 and general and administrative expenses of $642,241. For the year ended December 31, 2019, we incurred total operating expenses in the amount of $995,057, composed of selling expenses of $1,437 and general and administrative expenses of $993,620. The decrease of $884, or 62% for the selling expenses and the decrease of $351,379, or 35% for the administrative expenses, caused total operating expenses to decrease by $352,263 or 35%.

Liquidity and Capital Resources

For the year ended December 31, 2020, we had a cash balance of $46,551. For the year ended December 31, 2020, net cash generated by operating activities totaled $76,797, net cash used in investing activities totaled $4,348 and net cash used in financing activities totaled $89,758. The resulting change in cash for the period was $16,885.

For the year ended December 31, 2019, we had a cash balance of $63,436. For the year ended December 31, 2019, net cash used in operating activities totaled $378,281, net cash used in investing activities totaled $34,152 and net cash used in financing activities totaled $526,640. The resulting change in cash for the period was $940,961, which was primarily due to cash used in repayment to related parties.

For the year ended December 31, 2020, we had current liabilities of $4,934,483, including $4,401,809 due to related parties, other payable of $353,213, commission payables of $131,257, lease obligation of $47,974 and accounts payable of $230.

For the year ended December 31, 2019, we had current liabilities of $4,846,865, including $4,372,856 due to related parties, other payable of $340,112, commission payables of $133,743 and accounts payable of $154.

for the year ended December 31, 2020 and December 31, 2019, we had net liabilities of $4,733,262 and $4,668,067, respectively.

We have incurred losses since its inception resulting in an accumulated deficit of $9,576,061 and $9,587,918 for the year ended December 31, 2020 and 2019, respectively, and further losses are anticipated in the development of its business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Our failure to do so may result in us not being able to continue as an operating company.

Grand Legacy License; Transaction With Affiliate

On January 5, 2017, we entered into a License Agreement (the “Grande Agreement”) with Grande Legacy Inc., a company incorporated in the British Virgin Islands (“Grande Legacy”). Pursuant to the Agreement, we granted Grande Legacy Inc. an exclusive, non-transferable, revocable license to use our trademarks, brands, logos or service marks to market and operate our business and commercialize our online shopping and service platform, including but not limited to our online shopping mall known as “Vionmall”, in the United States of America, South Korea, Japan and other parts of the world as agreed to by the Company from time to time. The term of the Agreement is three years with a possibility of renewal for another three years. The Agreement provides that Grande Legacy is in charge of all initial costs of setting up its business in United State of America, South Korea, Japan and other parts of the world agreed to by the Company. Grande Legacy is required to pay us a revenue share of 55% of the net profits for every three-month period.

On July 1, 2018, the Company and Grande Legacy entered into an Amendment to Grande Agreement (“Grande Amendment 1”), revising the terms of royalty payment. Per Grande Amendment 1, Grande Legacy shall pay the Company royalty equal to 55% of net profits on a quarterly basis, commencing from July 1, 2018.

On July 1, 2018, Vitaxel entered into a management and administrative services agreement with Grande Legacy (“Management Agreement”) for a term of 3 years, which is still in full force and effect as of the date of this Annual Report. Per the Management Agreement, Vitaxel shall provide certain management and administrative support services for the operation of Grande Legacy. In consideration for providing such services, Grande Legacy shall pay a monthly management fee of $40,000 to Vitaxel. For the year ended December 31, 2020 and 2019, Vitaxel received management fees of $480,000 and $480,000, respectively, from Grande Legacy.

On January 1, 2019, the Company and Grande Legacy entered into another Amendment to Grande Agreement (“Grande Amendment 2”), allowing them to provide their marketing activities in Singapore and further changing our royalty payment from 55% of net profit to 4% of revenue, commencing from January 1, 2019. We believe that these changes will allow us to generate revenue regardless of whether Grande Legacy is able to generate net profit or not, and will also avoid dispute as to calculations of net profits.

As of the date of this Annual Report, the Grande Agreement was expired but the Grande Legacy license is still effective through oral agreements. The Company is under active discussion with Grande Legacy with respect to the amendment or renewal to the Grande Amendment.

For the year ended December 31, 2020 and December 31, 2019, the Company received royalty income of $296 and $16,528, respectively, from Grande Legacy.

We have the following related party relationships with Grande Legacy: (i) our Chief Executive Officer, Leong Yee Ming owns 2 shares, or 50% of Grande Legacy Inc.’s issued and outstanding shares, and is a principal executive officer and a director Grande Legacy Inc.; and (ii) our President, Dato Lim Hui Boon’s brother Lim Hui Sing, owns 2 shares, or 50% of Grande Legacy Inc.’s issued and outstanding shares, and is a director of Grande Legacy Inc. However, Lim Hui Sing does not reside with any of the immediate family of the President of the Company, Mr Lim Hui Boon. He is considered to be independent party towards the said family. He is also not an officer nor a director of the Company.

Grand Legacy Acquisition Termination; Continuation of License Agreement

On December 15, 2017, we entered into an agreement for the acquisition of Grand Legacy with its shareholders, Lim Hui Sing and Leong Yee Ming (together, the “Sellers”) and Vitaxel Sdn. Bhd., our wholly-owned subsidiary for the acquisition of Grande Legacy (the “Acquisition”), a company incorporated in the British Virgin Islands. As consideration for the transaction, the Company was required to issue to each of the Sellers 37,500,000 shares of the Company’s common stock, or at total of 75,000,000 shares (the “Consideration Shares”).

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

Notwithstanding the foregoing termination of the Acquisition, the Grande Agreement was expired but the Grande Legacy license is still effective through oral agreements. The Company is under active discussion with Grande Legacy with respect to the amendment or renewal to the Grande Amendment.

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

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vitaxel Group Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vitaxel Group Limited (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of loss and comprehensive loss, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses in developing its business. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2018

Vancouver, Canada

March 30, 2021

VITAXEL GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	As of	As of
	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$46,551	$63,436
Amount due from related parties	34,332	5,132
Inventories	2,525	17,450
Other receivables, prepayments and other current assets	28,905	30,559
Total Current Assets	112,313	116,577

Non-current assets
Right-of-use assets	88,100	—
Property and equipment, net	41,068	62,221
Total Non-Current Assets	129,168	62,221

TOTAL ASSETS	$241,481	$178,798

LIABILITIES
Current liabilities
Amounts due to related parties	$4,401,809	$4,372,856
Commission payables	131,257	133,743
Accounts payable	230	154
Accruals and other payables	353,213	340,112
Lease obligation	47,974	—
Total Current Liabilities	4,934,483	4,846,865

Non-current liabilities
Lease obligation, net of current portion	40,260	—
Total Non-Current Liabilities	40,260	—
TOTAL LIABILITIES	4,974,743	4,846,865

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,576,061)	(9,587,918)
Accumulated other comprehensive income	87,592	164,644
Total Stockholders’ Equity	(4,733,262)	(4,668,067)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,481	$178,798

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. dollars)

	For the Years Ended December, 31
	2020	2019
REVENUE	$18,872	$83,508

COST OF REVENUE	(14,404)	(74,122)

GROSS PROFIT	4,468	9,386

OPERATING EXPENSES
Selling expense	(553)	(1,437)
General and administrative expenses	(642,241)	(993,620)
Total Operating Expenses	(642,794)	(995,057)

LOSS FROM OPERATIONS	(638,326)	(985,671)

OTHER INCOME / (EXPENSE), NET
Management fee income	480,000	480,000
Other income	213,282	88,016
Bad debts	—	(82)
Impairments	(16,922)	(23,208)
Other expense	(26,177)	(35,573)
Total other income / (expense), net	650,183	509,153

NET INCOME / (LOSS)	$11,857	$(476,518)

OTHER COMPREHENSIVE (LOSS) / INCOME
Foreign currency translation adjustment	(77,052)	(38,816)

TOTAL COMPREHENSIVE LOSS	$(65,195)	$(515,334)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903

Net loss per share - basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	gain / (deficit)	income (loss)	Equity

Balance, December 31, 2018	54,087,903	$5,409	$4,749,798	$(9,111,400)	$203,460	$(4,152,733)
Net loss	—	—	—	(476,518)	—	(476,518)
Foreign currency translation adjustment	—	—	—	—	(38,816)	(38,816)
Balance, December 31, 2019	54,087,903	$5,409	$4,749,798	$(9,587,918)	$164,644	$(4,668,067)
Net income	—	—	—	11,857	—	11,857
Foreign currency translation adjustment	—	—	—	—	(77,052)	(77,052)
Balance, December 31, 2020	54,087,903	$5,409	$4,749,798	$(9,576,061)	$87,592	$(4,733,262)

The accompanying notes are an integral part of the consolidated financial statements.

VITAXEL GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$11,857	$(476,518)
Items not involving cash:
Depreciation and amortization of– property, plant and equipment and right-of-use assets	37,197	84,512
Interest expenses on lease obligation	474	—
Impairment on accounts receivable	—	82
Property and equipment written off and disposal	—	29,149
Inventories written off	16,922	23,208
Changes in operating assets and liabilities:
Other receivables, prepayments and other current assets	1,654	25,395
Inventories	(1,997)	(8,073)
Accounts payable	76	(10,260)
Commission payables	(2,486)	(4,375)
Accrued expense and other payables	(13,100)	(41,402)
Net cash generated by / (used in) operating activities	76,797	(378,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,348)	(34,152)
Net cash used in investing activities	(4,348)	(34,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	(12,404)	—
Repayment to related parties	(77,354)	(526,640)
Net cash used in financing activities	(89,758)	(526,640)

EFFECT OF EXCHANGE RATES ON CASH	424	(1,887)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,885)	(940,961)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	63,436	1,004,397

CASH AND CASH EQUIVALENTS, END OF YEAR	$46,551	$63,436

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the year ended December 31, 2020 and 2019, the Company write off $0 and $82 respectively of its accounts receivable as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2020 and 2019, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories consist of finished goods. Inventories are stated at lower of cost or net realizable value, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods. For the year ended December 31, 2020 and 2019, the Company wrote down $16,922 and $23,208 respectively, of its inventories that have been obsolete.

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

Property and equipment, net

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	5 years
Computer equipment	5 years
Furniture and fixtures	5 years
Electrical & fitting	5 years
Software and website	5 years

The residual values, useful lives and methods of depreciation of property and equipment are reviewed and adjusted if appropriate, on an annual basis.

Leases

The Company assesses, at the inception of contract, whether it contains a lease. A contract is classified as a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

The Company recognizes a right-of-use asset and lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises of the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any indirect costs incurred.

The right-to-use asset is subsequently depreciated using the straight-line method from the commencement date to the earlier of the end of the useful life of the right-to-use asset or the end of the lease term. In addition, the right-of-use asset is periodically reduced by impairment losses and adjusted for certain remeasurements of the lease liability, if any.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be determined, the Company’s incremental borrowing rate. The lease liability is subsequently increased by the interest cost on the lease liability and decreased by lease payments made. It is remeasured when there is a change in future lease payment arising from a change in an index or rate, or changes in assessment of whether a purchase or extension option is reasonably certain to be exercised or a termination option is reasonably certain not to be exercised.

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

Product sales − The Company recognizes revenue when it satisfies each performance obligation by transferring control of the goods to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of December 31, 2020 and 2019.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired. For the year ended December 31, 2020 and 2019, all membership fees were waived by the Company for promotion purpose.

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

Uncertain Tax Positions

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of December 31, 2020 and 2019.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Consolidated Statement of Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the years ended December 31, 2020 and 2019, there was no dilutive effect due to net loss.

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

Recently issued accounting pronouncements

 In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 did not have a material impact on the consolidated financial statements.

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

For the year ended December 31, 2020, the Company reported a net income of $11,857 and had a working capital deficit of $4,822,170. The Company had an accumulated deficit of $9,576,061 as of December 31, 2020.

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While the extent of the impact is unknown, the pandemic may hinder the Company’s operation and ability to raise financing due to uncertain capital markets, increased government regulations and other unanticipated factors.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	As of December 31, 2020	As of December 31, 2019

Deposits (1)	$15,371	$20,824
Prepayments (2)	13,534	9,203
Others (3)	—	532
	$28,905	$30,559

(1)         Deposits represented payments for rental, utilities and deposit payment to product suppliers.

(2)         Prepayments mainly consists of prepayment for insurance and IT related fees.

(3)         Others mainly consists other miscellaneous payments.

5.	LEASES

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.

The Company lease consist of operating lease for office space and office equipment, with operating lease for terms between 2 to 5 years. As the operating lease does not provide implicit interest rate, management estimated a current borrowing rate of 3.5% in determining the present value of the lease.

Right-of-use assets consist of the following:

	As of December 31, 2020	As of December 31, 2019

Office space	$92,343	$—
Office equipment	7,821	—
	100,164	—
Less: Accumulated amortization	(12,064)	—
Balance at end of year	$88,100	$—

Lease liabilities consist of the following:

	2021	2022	2023	2024	2025	As of December 31, 2020

Lease payments
Office space	47,787	35,841	—	—	—	83,628
Office equipment	1,795	1,795	1,795	724	244	6,353
Total lease payments	49,582	37,636	1,795	724	244	89,981
Less: discount						(1,747)
Lease obligation						88,234
Less: current obligations						(47,974)
Lease obligation, net of current portion						40,260

6.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	As of December 31, 2020	As of December 31, 2019

Office equipment	$29,048	$28,100
Computer equipment	107,603	101,614
Furniture and fittings	8,273	8,123
Software and website	16,894	16,589
	161,818	154,426
Less: Accumulated depreciation	(120,750)	(92,205)
Balance at end of year	$41,068	$62,221

Depreciation expenses charged to the statements of loss and comprehensive loss for the years ended December 31, 2020 and 2019 were $25,664 and $84,512 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of December 31, 2020	As of December 31, 2019

Provisions and accruals	$43,668	$38,224
Others (1)	309,545	301,888
Balance at end of year	$353,213	$340,112

(1)         Other payables mainly consist of members allocated redemption points and commission payable.

8.	INCOME TAX

Income taxes consisted of Malaysia income tax and U.S. income tax. Malaysia income tax rate is 17% (2019: 24%) and United States of America income tax rate is 21% (2019: 21%). A reconciliation of income taxes at statutory rates is as follows:

	For the year ended
	December 31, 2020	December 31, 2019
Income / (Loss) before income tax	$11,857	$(476,518)
Statutory rate	21%	21%
Expected income tax recovery	$2,000	$(100,000)
Permanent difference	(12,000)	21,000
Effect of change in tax rate	183,000	—
Change in valuation allowance	(173,000)	79,000
Income tax recovery	$—	$—

Deferred tax assets are as follows:

	For the year ended
	December 31, 2020	December 31, 2019
Non-capital loss carry-forwards	$645,000	$816,000
Property and equipment	22,000	24,000
	667,000	840,000
Unrecognized deferred tax assets	(667,000)	(840,000)
Current tax expenses	$—	$—

Total loss carry-forward is $1,073,417 for U.S and $2,470,570 for Malaysia.

9.	RELATED PARTY TRANSACTIONS

	As of December 31, 2020	As of December 31, 2019
Amount due from related parties
Asia Food People Sdn Bhd (1)	$3,074	$—
G2lux Sdn Bhd (2)	21,606	—
Ho Wah Genting Berhad (3)	5,226	5,132
Snatch Asia Sdn Bhd (4)	4,426	—
Total Amount due from related parties	$34,332	$5,132

Amount of due to related parties
Ho Wah Genting Group Sdn Bhd (5)	83,339	—
Dato’ Lim Hui Boon (6)	49,778	—
Ho Wah Genting Holding Sdn Bhd (7)	62,223	—
Grande Legacy Inc. (8)	4,206,469	4,372,856
Total Amount due to related parties	$4,401,809	$4,372,856

The related party balances are unsecured, interest-free and repayable on demand.

Included in accruals and other payables, there is an accrual of $5,413 payable to a former director of the Company, Lim Wee Kiat.

(1)	A director of the Company, Leong Yee Ming, is also a director of Asia Food People Sdn Bhd (“AFP”). The amount due from AFP as at December 31, 2020 were advances made to AFP.

(2)	A director of the Company, Leong Yee Ming, is also a director of G2lux Sdn Bhd (“G2lux”). The amount due from G2lux as at December 31, 2020 were advances made to G2lux.

(3)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

The Company recognized rent expenses of $nil and $16,902 to HWGB for the year ended December 31, 2020 and 2019 respectively.

During the year ended December 31, 2019, the Company has mutually agreed to terminate the lease with HWGB.

(4)	A director of the Company, Leong Yee Ming, is also a director of Snatch Asia Sdn Bhd (“SASB”). The amount due from SASB as at December 31, 2020 were advances made to SASB.

(5)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”).

(6)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as at December 31, 2020 were advances made to the Company.

(7)	A former director of the Company, Lim Wee Kiat who resigned during period ended December 31, 2020, is also a director of Ho Wah Genting Holding Sdn Bhd.

(8)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $480,000 and $480,000 charged to GL for the year ended December 31, 2020 and 2019 respectively.

The Company also recognized royalty income of $296 and $16,527 charged to GL for the year ended December 31, 2020 and 2019 respectively.

The Company billed GL for sales of $17,490 and $nil for the year ended December 31, 2020 and 2019 respectively.

(9)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officers of the Company:

	December 31, 2020	December 31, 2019

Dato’ Lim Hui Boon	$—	$40,000
Lim Wee Kiat	46,397	52,154
Leong Yee Ming	43,819	49,256
	$90,216	$141,410

Vitaxel also paid a former director $1,500 director’s fee for the year ended December 31, 2019.

10.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of December 31, 2020, and 2019, Company has no capital commitments.

11.	SHAREHOLDERS’ EQUITY

The Company has 1,000,000 shares authorized for preferred stock, with 0 outstanding during the year ended December 31, 2020 and 2019.

The Company also has 70,000,000 shares authorized for common stock, with 54,087,903 outstanding during the year December 31, 2020 and 2019.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Leong Yee Ming, our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2020. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

On July 13, 2020, Mr. Lim Wee Kiat notified the Company of his resignation as Chief Financial Officer, Secretary and a director of the Company, effective immediately. Mr. Lim Wee Kiat’s resignation was not due to any disagreement with the Company or any matter relating to the Company’s operations, accounting or other policies, or practices.

On the same day, upon effectiveness of Mr. Lim Wee Kiat’s resignation, Mr. Leong Yee Ming, a director and Chief Executive Officer of the Company was appointed Chairman, Chief Financial Officer and Secretary of the Company, effective immediately. As a result, Mr. Leong Yee Ming is currently the Chief Executive Officer, Chief Financial Officer, Secretary, Chairman and director of the Company.

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position(s)
Dato Lim Hui Boon	68	President
Leong Yee Ming	52	Chief Executive Officer, Chief Financial Officer, Secretary, Chairman and Director

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

The principal occupation and business experience during the past five years for our executive officer and directors is as follows:

Dato Lim Hui Boon – President

Dato Lim Hui Boon has served as our President since March 15, 2016. He is a self-made businessman who, since his early ventures into the transportation business has, over the years, expanded into various sectors including hospitality, entertainment, mining and manufacturing. He started his business in transport and travel marketing overseas customers for Genting Group. He is the founder of the Ho Wah Genting Berhad (“HWGB”) Group of Companies which includes Ho Wah Genting Berhad, Ho Wah Genting Transport& Tour SDN BHD and Ho Wah Genting Coach Manufacturing SDN BHD. Through Dato Lim Hui Boon’s leadership, HWGB was successfully listed on the Second Board of Kuala Lumpur Stock Exchange in December 1994, and later transferred to Main Board of Bursa Malaysia Securities BHD in November 2000.

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

Leong Yee Ming – Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Family Relationships.

Except for the father and son relationship between Dato Lim Hui Boon, our President, and Lim Wee Kiat our previous Chairman of the Board of Directors, Chief Financial Officer and Secretary, there are no family relationships among our directors or executive officers.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports, all reporting persons complied with all applicable Section 16(a) filing requirements, other than a filing on Form 4/A by Lim Wee Kiat on March 26, 2021 to amend the original Form 4 filed on July 14, 2020, to correctly reflect his ownership of common stock.

Shareholder Communications

We have not yet established a process for shareholder communications.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth certain information about the compensation awarded to, by or paid to our Chief Executive Officer and the other executive officers for the years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$) (2)	All Other Compensation (US$)	Total (US$)

Dato’ Lim Hui Boon	2020	-0-	-0-	-0-	-0-	-0-
(President)	2019	40,000	-0-	-0-	-0-	40,000

Lim Wee Kiat	2020	46,397	-0-	-0-	-0-	55,554
(Previous Chairman, Secretary and CFO)	2019	52,154	-0-	-0-	-0-	52,154

Leong Yee Ming	2020	43,819	-0-	-0-	-0-	43,819
(CEO, CFO, Secretary, Chairman and Director)	2019	49,856	-0-	-0-	-0-	49,856

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On November 1, 2015 Vitaxel entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leong Yee Ming pursuant to which Leong Yee Ming provides management services. The Consulting Agreement expired on July 31, 2016, which was extended several times and is currently still in full force and effect until July 31, 2021. Pursuant to the Consulting Agreement and all renewal agreements, Leong Yee Ming receives a monthly consulting fee of RM12,000 per month (approximately US$2,855 per month) and an expense allowance of RM2,000 per month. Effective January 1, 2017, Leong Yee Ming monthly consulting fee has been increased to RM17,000 per month (approximately US$4,045 per month), with no longer any expense allowance and effective September 1, 2020, the monthly consulting fee received by Leong Yee Ming was revised to RM13,600 (approximately $3,236 per month). Due to the effect of COVID-19 pandemic, commencing from March 1, 2021, the monthly consulting fee received by Leong Yee Ming was further revised to RM8,000 (approximately $1,903 per month) The Consulting Agreement may be terminated by either party by providing the other with written notice of termination not less than one month prior to the date of termination.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our Common Stock as of March 18, 2021, by:

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

The percentage of shares beneficially owned is computed on the basis of 54,087,903   shares of common stock outstanding as of March 18, 2021. Shares of common stock that a person has the right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Vitaxel Group Limited Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia.

Name of Beneficial Owner	Amount and nature of beneficial ownership	Percent of class

Directors and Executive Officers
Dato Lim Hui Boon	1,000,000	1.85%
Leong Yee Ming(1)	10,753,669	19.88%
All directors and executive officers as a group (2 persons)(2)	11,753,669	21.73%

5% Stockholders:
Lim Ooi Hong (3)	4,453,071	8.23%
Lim Chun Yen (4)	12,263,345	22.67%

(1) On July 13, 2020, Leong Yee Ming acquired 7,696,553 shares of common stock from Lim Wee Kiat for $nil consideration, as indicated in Form 4 filed on July 14, 2020.

(2) Based on the outstanding share of common stock as of March 18, 2021, Lim Wee Kiat, the former Chairman, CFO and Secretary has been omitted from the table due to no longer holding any common stock as a result of the disposal of 7,696,553 shares of common stock for $nil consideration as indicated in Form 4 and Form 4/A filed on July 14, 2020 and March 26, 2020 respectively.

(3) Lim Ooi Hong’s address is No.2A Jalan Setia Tropika u13/20B Setia Eco Park, Selangor, Shan Alam 40170, Malaysia.

(4) Lim Chun Yen’s address is 792 Cameron East Tower, BIK 3B, Gasing Heights Condo, Petaling Jaya, Selangor, 46000, Malaysia.

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

Amounts due from Related Parties

For the years ended December 31, 2020 and 2019, the total amounts due from related parties were $34,332 and $5,132, respectively. These advances were unsecured, non-interest bearing and due on demand. The breakdown of certain amount due from related parties are as below:

Our President, Dato Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market. As of December 31, 2020, and 2019, the amount due from HWGB were $4,426 and $5,132, respectively.

Leong Yee Ming, the CEO, CFO, Chairman and director of the Company, is also 1) a director of Asia Food People Sdn Bhd (“AFP”), and the amount due from AFP for the years ended December 31, 2020 and 2019 were $3,074 and nil, respectively; 2) a director of G2lux Sdn Bhd (“G2lux”), and the amount due from G2lux for the years ended December 31, 2020 and 2019 were $21,606 and nil, respectively; 3) a director of Snatch Asia Sdn Bhd (“SASB”), and the amount due from SASB for the years ended December 31, 2020 and 2019 were $5,227 and nil, respectively.

Amounts due to Related Parties

For the years ended December 31, 2020 and 2019, the total amounts due to related parties were $4,401,809 and $4,372,856, respectively. These advances were unsecured, non-interest bearing and due on demand. The breakdown of certain amount due to related parties are as below:

Dato Lim Hui Boon, our President, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”), a subsidiary of HWGG. For the years ended December 31, 2020, and 2019, the amount due to HWGGSB were $83,339 and nil, respectively.

For the years ended December 31, 2020 and 2019, the amount due to Dato Lim Hui Boon, our President, were $49,778 and nil, respectively.

Lim Wee Kiat, a former director and CFO of the Company who resigned in July 2020, is also a director of Ho Wah Genting Holding Sdn Bhd (“HWGHSB”). For the years ended December 31, 2020 and 2019, the amount due to HWGHSB were $62,223 and nil, respectively.

Leong Yee Ming, the CEO, CFO, Chairman and director of the Company, is also a director of Grande Legacy. For the years ended December 31, 2020 and 2019, the amount due to Grande Legacy were $4,206,468 and $4,372,856, respectively.

The Company also recognized an expense of rent totaling $0 and $16,902 for the year ended December 31, 2020 and 2019 respectively. During the year ended December 31, 2019, the Company has mutually agreed to terminate the lease with Ho Wah Genting.

Our CEO and CFO of the Company, Leong Yee Ming, is also a director of Grande Legacy. On January 5, 2017, the Company executed a Grande Agreement with Grande Legacy. The agreement grants Grande Legacy exclusive use of Vitaxel’s Marks to operate a Vitaxel business in countries other than Malaysia, Singapore and Thailand. However, Grande Legacy is still in the process of obtaining online payment gateway for its credit card sales, Grande Legacy is currently engaging Vitaxel SB to collect credit card sales proceeds on behalf.

On July 1, 2018, the Company and Grande Legacy entered into an Amendment to Grande Agreement (“Grande Amendment 1”), revising the terms of royalty payment. Per Grande Amendment 1, Grande Legacy shall pay the Company royalty equal to 55% of net profits on a quarterly basis, commencing from July 1, 2018. For the year ended December 31, 2020 and 2019, the Company recognized a royalty income of $294 and $9,473, respectively..

On July 1, 2018, Vitaxel SB entered into a management and administrative services agreement with Grande Legacy (“Management Agreement”) for a term of 3 years. Per the Management Agreement, Vitaxel SB shall provide certain management and administrative support services for the operation of Grande Legacy. In consideration for providing such services, Grande Legacy shall pay a monthly management fee of $40,000 to Vitaxel SB. For the year ended December 31, 2020 and 2019, Vitaxel SB received management fees of $480,000 and $480,000, respectively, from Grande Legacy.

On January 1, 2019, the Company and Grande Legacy entered into another Amendment to Grande Agreement (“Grande Amendment 2”), allowing them to provide their marketing activities in Singapore and further revising the royalty payment from 55% of net profit to 4% of revenue on a quarterly basis, commencing from January 1, 2019.   Vitaxel SB recognized royalty income of $296 and $16,528 for the year ended December 31, 2020 and December 31, 2019, respectively.

As of the date of this Annual Report, the Grande Agreement was expired but the Grande Legacy license is still effective through oral agreements. The Company is under active discussion with Grande Legacy with respect to the amendment or renewal to the Grande Amendment.

Securities Acquisition and Disposal by Directors

On July 13, 2020, Mr. Lim Wee Kiat disposed 7,696,553 shares of common stock for $nil consideration to Mr Leong Yee Ming. As a result of the disposal, Mr. Lim Wee Kiat no longer hold any common stock in the Company. Form 4/A has been filed by Lim Wee Kiat on March 26, 2021 to amend the original Form 4 filed on July 14, 2020, to correctly reflect his ownership of common stock.

We currently do not have a policy in place for dealing with related party matters.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

ITEM 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2020 and December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 8-K, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $18,000 and $18,000, respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2020 and 2019, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

For fiscal year ended December 31, 2020, we did not engage any professional services rendered for tax services. The professional services rendered for tax services for fiscal year ended December 31, 2019 was $1,200.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements and Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on January 5, 2015)

3.2	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on January 8, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 11, 2016)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on January 5, 2015)

4.1*	Description of Common Stock

10.1	Registrant’s 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.2	Consulting Agreement, dated November 1, 2015, between Vitaxel and Leong Yee Ming (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.3	Travel Agency Services Contract dated November 1, 2015 between Vitaxel SDN BHD and Ho Wah Genting Holiday SDN BHD (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.11	License Agreement by and between Vitaxel Group Limited and Vitaxel Private Limited dated August 6, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2016)

10.12	License Agreement by and between Vitaxel Group Limited and Vitaxel Corp (Thailand) Ltd. dated August 15, 2016, as amended on August 21, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2016)

10.13	Share Sale Agreement among Lim Hui Sing, Leong Yee Ming, Vitaxel Sdn. Bhd. And Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2017)

10.14	Agreement among Lim Hui Song, Leong Yee Ming, Vitaxel Sdn. Bhd. and Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.15	Grande Agreement dated as of January 5, 2017 between Vitaxel Group Limited and Grande Legacy Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.16	Termination and Release Agreement between Vitaxel Group Limited and Grande Legacy Inc., a British Virgin Island Company, dated as of December 5, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 7, 2018)

10.17**	Consulting Agreement Renewal dated August 1, 2020 between Vitaxel SDN BHD and Leong Yee Ming

10.18**	Amendment 1 to Consulting Agreement Renewal dated September 1, 2020 between Vitaxel SDN BHD and Leong Yee Ming

10.19**	Amendment 2 to Consulting Agreement Renewal dated March 1, 2021 between Vitaxel SDN BHD and Leong Yee Ming

21.1*	Subsidiaries of the Registrant

31.1**	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2020.

** Filed herewith

ITEM 16. 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAXEL GROUP LIMITED

Date: March 30, 2021	By:	/s/ Leong Yee Ming
Leong Yee Ming
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leong Yee Ming		March 30, 2021
Leong Yee Ming	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer). Chairman and a Director