Form 10-Q
period 2021-03-31
Vitaxel Group Ltd
filed 2021-05-17
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2021

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

As of May 17, 2021, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	March 31,	December 31,
	2021 (Unaudited)	2020 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$40,755	$46,551
Amount due from related parties	33,278	34,332
Inventories	2,404	2,525
Other receivables, prepayments and other current assets	25,492	28,905
Total Current Assets	101,929	112,313

Non-current assets
Right-of-use assets	73,828	88,100
Property and equipment, net	35,460	41,068
Total Non-Current Assets	109,288	129,168

TOTAL ASSETS	$211,217	$241,481

LIABILITIES
Current liabilities
Amounts due to related parties	$4,263,145	$4,401,809
Commission payables	127,229	131,257
Accounts payable	1,020	230
Accruals and other payables	346,681	353,213
Lease obligation	46,035	47,974
Total Current Liabilities	4,784,110	4,934,483

Non-current liabilities
Lease obligation, net of current portion	27,924	40,260
Total Non-Current Liabilities	27,924	40,260
TOTAL LIABILITIES	4,812,034	4,974,743

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,580,131)	(9,576,061)
Accumulated other comprehensive income	224,107	87,592
Total Stockholders’ Equity	(4,600,817)	(4,733,262)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,217	$241,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended March 31,
	2021	2020
REVENUE	$134	$12,895

COST OF REVENUE	(98)	(10,658)

GROSS PROFIT	36	2,237

OPERATING EXPENSES
Selling expense	(23)	(434)
General and administrative expenses	(122,140)	(238,387)
Total operating expenses	(122,163)	(238,821)

LOSS FROM OPERATIONS	(122,127)	(236,584)

OTHER INCOME/(EXPENSE), NET
Other income	120,000	120,298
Other expense	(1,943)	(6,321)
Total other income, net	118,057	113,977

Net loss	$(4,070)	$(122,607)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	136,515	230,114

TOTAL COMPREHENSIVE INCOME	$132,445	$107,507

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903
Net Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,070)	$(122,607)
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	15,631	6,819
Interest expenses on lease obligation	456	—
Changes in operating assets and liabilities
Other receivables, prepayments and other current assets	3,413	9,006
Inventories	121	(1,305)
Accounts Payable	790	833
Commission payables	(4,028)	(6,845)
Accrued expense and other payables	(6,532)	(25,343)
Net cash provided by (used in) operating activities	5,781	(139,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,708)	(1,729)
Net cash used in investing activities	(3,708)	(1,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	(11,657)	—
Proceeds from related parties	5,044	148,310
Net cash provided by (used in) financing activities	(6,613)	148,310

EFFECT OF EXCHANGE RATES ON CASH	(1,256)	(21,207)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,796)	(14,068)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,551	63,436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,755	$49,368

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

Vitaxel Online Mall SDN BHD (“Vionmall”), was incorporated in Malaysia on September 22, 2015. Vionmall is primarily engaged in developing online shopping platforms geared to Vitaxel and its members and third-party suppliers of products and services.

2.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information under Article 8 of Regulation S-X. They do not include all information and foot notes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statement for the year ended December 31, 2020, included in the Company’s Form 10-K filed with the Security and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K.

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of March 31, 2021, results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations for the entire fiscal year.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, with the intent to reduce the complexity in accounting for income taxes. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The accounting update removes certain exceptions to the general principles in ASC 740 as well as provides simplification by clarifying and amending existing guidance. The adoption of this new standard did not have material impact on the consolidated financial statements.

3.	GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended March 31, 2021, the Company reported a net loss of $4,070 and had negative working capital of $4,682,181. The Company had an accumulated deficit of $9,580,131 as of March 31, 2021 due to the fact that the Company incurred losses during the years prior to March 31, 2021.

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While the extent of the impact is unknown, the pandemic may hinder the Company’s operation and ability to raise financing and carry out its business plan due to uncertain capital markets, increased government regulations and other unanticipated factors.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	March 31, 2021	December 31, 2020
Deposits (1)	$14,899	$15,371
Prepayments (2)	10,593	13,534
	$25,492	$28,905

(1)	Deposits represented payments for rental and utilities.

(2)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	LEASES

The Company’s leases consist of operating lease for office space and office equipment, with operating lease for terms between 2 to 5 years. As the operating lease does not provide implicit interest rate, management estimated a current borrowing rate of 3.5% in determining the present value of the lease.

Right-of-use assets consist of the following:

	As of March 31, 2021	As of December 31, 2020
Office space	$89,509	$92,343
Office equipment	7,581	7,821
	97,090	100,164
Less: Accumulated amortization	(23,262)	(12,064)
Balance at end of period/year	$73,828	$88,100

Lease liabilities consist of the following:

	As of March 31, 2021	As of December 31, 2020

Lease payments
Office space	$69,481	$83,628
Office equipment	5,724	6,353
Total lease payments	75,205	89,981
Less: discount	(1,246)	(1,747)
Lease obligation	73,959	88,234
Less: current obligations	(46,035)	(47,974)
Lease obligation, net of current portion	$27,924	$40,260

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of March 31, 2021	As of December 31, 2020

Office equipment	$28,157	$29,048
Computer equipment	104,301	107,603
Furniture and fittings	8,019	8,273
Software and website	16,376	16,894
	156,853	161,818
Less: Accumulated depreciation	(121,393)	(120,750)
Balance at end of period/year	$35,460	$41,068

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended March 31, 2021 and 2020 were $4,433 and $6,819 respectively.

6.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of March 31, 2021	As of December 31, 2020

Provisions and accruals	$46,517	$43,668
Others (1)	300,164	309,545
Balance at end of period/year	$346,681	$353,213

(1)	Other payables mainly consist of members allocated redemption points for commissions.

7.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of March 31, 2021	As of December 31, 2020
Amount due from related parties
Asia Food People Sdn Bhd (1)	$2,979	$3,074
G2lux Sdn Bhd (2)	20,943	21,606
Ho Wah Genting Berhad (3)	5,066	5,226
Snatch Asia Sdn Bhd (4)	4,290	4,426
Total Amount due from related parties	$33,278	$34,332

Amount due to related parties
Ho Wah Genting Group Sdn Bhd (5)	$218,296	$83,339
Dato’ Lim Hui Boon (6)	48,251	49,778
Ho Wah Genting Holding Sdn Bhd (7)	60,314	62,223
Grande Legacy Inc. (8)	3,936,285	4,206,469
Total Amount due to related parties	$4,263,145	$4,401,809

The related party balances are unsecured, interest-free and repayable on demand.

(1)	A director of the Company, Leong Yee Ming, is also a director of Asia Food People Sdn Bhd (“AFP”). The amount due from AFP as at March 31, 2021 and December 31, 2020, were advances made to AFP.

(2)	A director of the Company, Leong Yee Ming, is also a director of G2lux Sdn Bhd (“G2lux”). The amount due from G2lux as at March 31, 2021 and December 31, 2020, were advances made to G2lux.

(3)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

(4)	A director of the Company, Leong Yee Ming, is also a director of Snatch Asia Sdn Bhd (“SASB”). The amount due from SASB as at March 31, 2021 and December 31, 2020, were advances made to SASB.

(5)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”).

(6)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as at March 31, 2021 and December 31, 2020, were advances made to the Company.

(7)	A former director of the Company, Lim Wee Kiat who resigned during period ended December 31, 2020, is also a director of Ho Wah Genting Holding Sdn Bhd.

(8)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $120,000 charged to GL for the three months ended March 31, 2021 and 2020 respectively.

The Company also recognized royalty income of $nil and $298 charged to GL for the three months ended March 31, 2021 and 2020 respectively.

The Company billed GL for product sales of $nil and $10,833 for the three months ended March 31, 2021 and 2020 respectively.

(9)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer and former officers of the Company:

	March 31, 2021	March 31, 2020

Lim Wee Kiat	$13,279	$12,914
Leong Yee Ming	10,328	12,197
	$23,607	$25,111

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Vitaxel Group Limited is the holding company for Vitaxel SDN BHD (“VitaxelSB”), and Vitaxel Online Mall SDN BHD (“Vionmall”), both of which are wholly owned subsidiaries of the Company, Incorporated under the laws of the Country of Malaysia.

VitaxelSB is a global direct selling, multi-level marketing (“MLM”) company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce.

Vionmall is involved in e-commerce business, through its platforms: Vionmarket, VTrips and VMall. Vionmarket is a rebate website that provide retail sales direct to consumers. However, Vionmarket do not develop or manufacture the products and services. VTrips is a platform that provides concessionary and travel packages to the public and members of Vitaxel. VMall is an e-commerce platform launched in prior year first quarter.

We presently have approximately 5,700 total members. As of March 31, 2021, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended March 31, 2021 and 2020 and the related notes thereto.

Revenue

We recognized $134 and $12,895 revenues for the periods ended March 31, 2021 and 2020, respectively. The decrease in revenue was attributable to decrease in sales in VMall in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended March 31, 2021 was $98 compared to $10,658 for the period ended March 31, 2020. The decrease was attributable to the decrease in sales.

Gross Profit

Gross profit for the period ended March 31, 2021 was $36 compared to $2,237 for the period ended March 31, 2020. The decrease was attributable to the decrease in sales.in current period as compared to the same period last year.

Operating Expenses

For the period ended March 31, 2021, we incurred total operating expenses in the amount of $122,163, composed of selling expenses of $23 and general and administrative expenses totalling $122,140. Whilst, for the period ended March 31, 2020, we incurred total operating expenses in the amount of $238,821, composed of selling expenses of $434 and general and administrative expenses totalling $238,387. The decrease of $411 or 95% for the selling expenses, along with the decrease of $116,247 or 49% for the administrative expenses, caused total operating expenses to decrease by $116,658 or 49%

Liquidity and Capital Resources

As of March 31, 2021, we had a cash balance of $40,755. During the period ended March 31, 2021, net cash provided by operating activities totalled $5,781. Net cash used in investing activities totalled $3,708. Net cash used in financing activities during the period totalled $6,613. The resulting change in cash for the period was a decrease of $5,796, which was primarily due to operational expenses incurred during the period.

As of March 31, 2021, we had current liabilities of $4,784,110, which was composed of amount due to related parties of $4,263,145, commission payables of $127,229, accounts payable of $1,020, accruals and other payable of $346,681 and lease obligation of $46,035.

As of March 31, 2020, we had a cash balance of $49,368. During the period ended March 31, 2020, net cash used in operating activities totalled $139,442. Net cash used in investing activities totalled $1,729. Net cash provided by financing activities during the period totalled $148,310. The resulting change in cash for the period was a decrease of $14,068, which was primarily due to repayment to related parties during the period.

As of March 31, 2020, we had current liabilities of $4,709,276, which was composed of amount due to related parties of $4,266,622, commission payables of $126,898, accounts payable of $987 and accruals and other payable of $314,769.

We had net liabilities of $4,600,817 and $4,733,262 as of March 31, 2021 and December 31, 2020, respectively.

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

In our previously Form 8-K and Form 10-Q, filed on April 22, 2020 and August 19, 2020 respectively, we announced that in connection with the COVID-19 pandemic, the Malaysian government has enforced a Movement Control Order (the “MCO”) effective March 18, 2020, closing all offices within the country that are non-essential forcing all of the Company’s staff to work from home. Subsequently, the MCO was replaced with the Conditional Movement Control Order on May 4, 2020 easing restrictions on most of Malaysia’s economic sectors until June 9, 2020. The Company opened its offices, but on an alternative day basis allowing staff to work on the Company’s backlogs. Afterwards, the Malaysian government announced the Recovery Movement Control Order beginning on June 10, 2020 and lasting till August 31, 2020, allowing most business to reopen and further eases COVID regulations on the country’s list of restricted activities. On August 28,2020, the Malaysian government extended the Recovery Movement Control Order to last till December 31, 2020.

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

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Please refer to Note 2 Summary of Significant Accounting Policies of the Financial Statements on Form 10-K filed with the SEC on March 30, 2021, for disclosures regarding the critical accounting policies related to our business.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2021. Based upon the participation in that evaluation, it has been concluded that the disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

VITAXEL GROUP LIMITED

Date: May 17, 2021	By:	/s/ Leong Yee Ming
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)