Form 10-Q
period 2021-06-30
Vitaxel Group Ltd
filed 2021-08-18
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2021

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

As of August 18, 2021, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	June 30,	December 31,
	2021 (Unaudited)	2020 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$40,950	$46,551
Amount due from related parties	37,993	34,332
Inventories	2,403	2,525
Other receivables, prepayments and other current assets	22,826	28,905
Total Current Assets	104,172	112,313

Non-current assets
Right-of-use assets	62,217	88,100
Property and equipment, net	31,392	41,068
Total Non-Current Assets	93,609	129,168

TOTAL ASSETS	$197,781	$241,481

LIABILITIES
Current liabilities
Amounts due to related parties	$4,253,641	$4,401,809
Commission payables	127,140	131,257
Accounts payable	76	230
Accruals and other payables	340,560	353,213
Lease obligation	49,697	47,974
Total Current Liabilities	4,771,114	4,934,483

Non-current liabilities
Lease obligation, net of current portion	16,507	40,260
Total Non-Current Liabilities	16,507	40,260
TOTAL LIABILITIES	4,787,621	4,974,743

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,572,793)	(9,576,061)
Accumulated other comprehensive income	227,746	87,592
Total Stockholders’ Equity	(4,589,840)	(4,733,262)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,781	$241,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$4,128	$2,749	$4,262	$15,644

COST OF REVENUE	(4,008)	(2,176)	(4,106)	(12,834)

GROSS PROFIT	120	573	156	2,810

OPERATING EXPENSES
Selling expense	—	(156)	(23)	(590)
General and administrative expenses	(107,554)	(143,632)	(229,694)	(382,019)
Total operating expenses	(107,554)	(143,788)	(229,717)	(382,609)

LOSS FROM OPERATIONS	(107,434)	(143,215)	(229,561)	(379,799)

OTHER INCOME/(EXPENSE), NET
Other income	120,000	108,125	240,000	228,423
Other expense	(5,228)	4,965	(7,171)	(1,356)
Total Other income / (Expense), net	114,772	113,090	232,829	227,067

Net Income / (Loss)	$7,338	$(30,125)	$3,268	$(152,732)

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	3,639	(33,477)	140,154	196,637

TOTAL COMPREHENSIVE INCOME (LOSS)	$10,977	$(63,602)	$143,422	$43,905

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903	54,087,903	54,087,903
Net Income (Loss) per share - basic and diluted	$0.00	$(0.00)	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$3,268	$(152,732)
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	31,893	13,247
Interest expenses on lease obligation	905	—
Changes in operating assets and liabilities
Other receivables, prepayments and other current assets	6,079	11,517
Inventories	122	(1,271)
Accounts Payable	(154)	6,292
Commission payables	(4,117)	(9,923)
Accrued expense and other payables	(12,653)	(12,377)
Net cash provided by (used in) operating activities	25,343	(145,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,701)
Net cash used in investing activities	—	(1,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	(19,793)	—
Proceeds from / (Repayment to) related parties	(9,828)	162,829
Net cash provided by (used in) financing activities	(29,621)	162,829

EFFECT OF EXCHANGE RATES ON CASH	(1,323)	(2,627)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,601)	13,254

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,551	63,436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,950	$76,690

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of June 30, 2021, results of operations for the six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations for the entire fiscal year.

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

For the period ended June 30, 2021, the Company reported a net income of $3,268 and had negative working capital of $4,666,942. The Company had an accumulated deficit of $9,572,793 as of June 30, 2021 due to the fact that the Company incurred losses during the years prior to June 30, 2021.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, have adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While the extent of the impact is unknown, the pandemic may hinder the Company’s operation and ability to raise financing and carry out its business plan due to uncertain capital markets, increased government regulations and other unanticipated factors.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	June 30, 2021	December 31, 2020
Deposits (1)	$14,888	$15,371
Prepayments (2)	7,938	13,534
	$22,826	$28,905

(1)	Deposits represented payments for rental and utilities.
(2)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	LEASES

The Company’s leases consist of operating leases for office space and office equipment, with operating lease for terms between 2 to 5 years. As the operating lease does not provide an implicit interest rate, management estimated a current borrowing rate of 3.5% in determining the present value of the lease.

Right-of-use assets consist of the following:

	As of June 30, 2021	As of December 31, 2020
Office space	$89,446	$92,343
Office equipment	7,576	7,821
	97,022	100,164
Less: Accumulated amortization	(34,805)	(12,064)
Balance at end of period/year	$62,217	$88,100

Lease liabilities consist of the following:

	As of June 30, 2021	As of December 31, 2020

Lease payments
Office space	$61,718	$83,628
Office equipment	5,286	6,353
Total lease payments	67,004	89,981
Less: Discount	(800)	(1,747)
Lease obligation	66,204	88,234
Less: Current obligations	(49,697)	(47,974)
Lease obligation, net of current portion	$16,507	$40,260

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of June 30, 2021	As of December 31, 2020

Office equipment	$28,137	$29,048
Computer equipment	104,228	107,603
Furniture and fittings	8,013	8,273
Software and website	16,364	16,894
	156,742	161,818
Less: Accumulated depreciation	(125,350)	(120,750)
Balance at end of period/year	$31,392	$41,068

Depreciation expenses charged to the statements of operations and comprehensive loss for the six month periods ended June 30, 2021 and 2020 were $8,490 (3 months $4,057) and $13,247 (3 months $6,428) respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of June 30, 2021	As of December 31, 2020

Provisions and accruals	$37,548	$43,668
Others (1)	303,012	309,545
Balance at end of period/year	$340,560	$353,213

(1)	Other payables mainly consist of members allocated redemption points for commissions.

8.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of June 30, 2021	As of December 31, 2020
Amount due from related parties
Asia Food People Sdn Bhd (1)	$2,977	$3,074
G2lux Sdn Bhd (2)	25,666	21,606
Ho Wah Genting Berhad (3)	5,063	5,226
Snatch Asia Sdn Bhd (4)	4,287	4,426
Total Amount due from related parties	$37,993	$34,332

Amount due to related parties
Ho Wah Genting Group Sdn Bhd (5)	$345,919	$83,339
Dato’ Lim Hui Boon (6)	72,327	49,778
Ho Wah Genting Holding Sdn Bhd (7)	60,271	62,223
Grande Legacy Inc. (8)	3,775,124	4,206,469
Total Amount due to related parties	$4,253,641	$4,401,809

The related party balances are unsecured, interest-free and repayable on demand.

Included in accruals and other payables are an accrual of $4,037 payable to a former director of the Company, Lim Wee Kiat and a $3,960 payable to Ho Wah Genting Holiday Sdn Bhd, a subsidiary of Ho Wah Genting Berhad(“HWGB”), a company listed in Bursa Malaysia Main Market.

(1)	A director of the Company, Leong Yee Ming, is also a director of Asia Food People Sdn Bhd (“AFP”). The amount due from AFP as at June 30, 2021 and December 31, 2020, were advances made to AFP.

(2)	A director of the Company, Leong Yee Ming, is also a director of G2lux Sdn Bhd (“G2lux”). The amount due from G2lux as at June 30, 2021 and December 31, 2020, were advances made to G2lux.

(3)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of HWGB.

(4)	A director of the Company, Leong Yee Ming, is also a director of Snatch Asia Sdn Bhd (“SASB”). The amount due from SASB as at June 30, 2021 and December 31, 2020, were advances made to SASB.

(5)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”).

(6)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as at June 30, 2021 and December 31, 2020, were advances made to the Company.

(7)	A former director of the Company, Lim Wee Kiat who resigned during period ended December 31, 2020 is also a director of Ho Wah Genting Holding Sdn Bhd.

(8)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $240,000 charged to GL for the six month periods ended June 30, 2021 and 2020 respectively.

The Company also recognized royalty income of $nil and $293 charged to GL for the six month periods ended June 30, 2021 and 2020 respectively.

The Company billed GL for product sales of $4,128 and $13,697 for the six month periods ended June 30, 2021 and 2020 respectively.

(9)	Total payments made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer and former officers of the Company:

	June 30, 2021	June 30, 2020

Lim Wee Kiat	$26,357	$23,852
Leong Yee Ming	20,500	22,527
	$46,857	$46,379

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Vionmall is involved in e-commerce business, through its platforms: Vionmarket, VTrips and VMall. Vionmarket is a rebate website that provide retail sales direct to consumers. However, Vionmarket does not develop or manufacture the products and services. VTrips is a platform that provides concessionary and travel packages to the public and members of Vitaxel. VMall is an e-commerce platform launched in prior year first quarter.

We presently have approximately 5,700 total members. As of June 30, 2021, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended June 30, 2021 and 2020 and the related notes thereto.

Revenue

We recognized $4,128 and $2,749 revenues for the periods ended June 30, 2021 and 2020, respectively. The overall slight increase in revenue was attributable to the product sales generated from VTrip from Vionmall in current period.

Cost of Sales

Cost of sales for the period ended June 30, 2021 was $4,008 compared to $2,176 for the period ended June 30, 2020. The increase was due to increase in revenue in current period.

Gross Profit

Gross profit for the period ended June 30, 2021 was $120 compared to $573 for the period ended June 30, 2020. The decrease was due to product sales of VitaxelSB in the same period last year has a higher margin as compare to sales from Vionmall in current period.

Operating Expenses

For the period ended June 30, 2021, we incurred total operating expenses in the amount of $107,554, composed of selling expenses of $nil and general and administrative expenses totalling $107,554. Whilst, for the period ended June 30, 2020, we incurred total operating expenses in the amount of $143,788, composed of selling expenses of $156 and general and administrative expenses totalling $143,632. The decrease of $156 or 100% for the selling expenses, along with the decrease of $36,078 or 25% for the administrative expenses, caused total operating expenses to decrease by $36,234 or 25%.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the six months ended June 30, 2021 and 2020 and the related notes thereto.

Revenue

We recognized $4,262 and $15,644 revenues for the periods ended June 30, 2021 and 2020, respectively. Revenue in current period are mainly contributed by VTrip sales as compared to the same period last year, which were contributed by VMall. The decrease in revenue is attributable to the decrease in VMall’s sales in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended June 30, 2021 was $4,106 compared to $12,834 for the period ended June 30, 2020. The decrease was due to decrease in revenue in current period.

Gross Profit

Gross profit for the period ended June 30, 2021 was $156 compared to $2,810 for the period ended June 30, 2020. The decrease was attributable to the decrease in revenue in current period as compared to the same period last year.

Operating Expenses

For the period ended June 30, 2021, we incurred total operating expenses in the amount of $229,717, composed of selling expenses of $23 and general and administrative expenses totalling $229,694. Whilst, for the period ended June 30, 2020, we incurred total operating expenses in the amount of $382,609, composed of selling expenses of $590 and general and administrative expenses totalling $382,019. The decrease of $567 or 96% for the selling expenses, along with the decrease of $152,325 or 40% for the administrative expenses, caused total operating expenses to decrease by $152,892 or 40%.

Liquidity and Capital Resources

As of June 30, 2021, we had a cash balance of $40,950. During the period ended June 30, 2021, net cash provided by operating activities totalled $25,343. Net cash used in investing activities totalled $Nil. Net cash provided by financing activities during the period totalled $29,621. The resulting change in cash for the period was a decrease of $5,601, which was primarily due to repayments to related parties in current period.

As of June 30, 2021, we had current liabilities of $4,771,114, which was composed of amount due to related parties of $4,253,641, commission payables of $127,140, accounts payable of $76, accruals and other payable of $340,560 and lease obligation of $49,697.

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

We had net liabilities of $4,666,942 and $4,673,999 as of June 30, 2021 and June 30, 2020, respectively.

Management estimates that the general operating costs for the next 12 months will be approximately $400,000. At present, the Company may not have sufficient capital resources to meet its anticipated operating and capital requirements for the next 12 months. Management is also evaluating other options, including obtaining financing through private placements, charging licensees administration fees, and entering additional licensing agreements. The Company will continue to monitor the current economic and financial market conditions and evaluate their impact on the Company’s liquidity and future prospects.

Recent Developments:

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

As many parts of the world are currently under lockdown or restrictive movement orders due to the current COVID-19 pandemic, we believe that all companies related to the travel, entertainment and lifestyle industry have been negatively impacted. Our Company is not spared either. We do not foresee any income contribution from this business from January 2020, until the destination areas (in particular South-East Asia and Europe) reopen their countries to allow foreign visitors again.

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

In our previously Form 8-K and Form 10-Q, filed on April 22, 2020 and August 19, 2020 respectively, we announced that in connection with the COVID-19 pandemic, the Malaysian government has enforced a Movement Control Order (the “MCO”) effective March 18, 2020, closing all offices within the country that are non-essential forcing all of the Company’s staff to work from home. Subsequently, the MCO was replaced with the Conditional Movement Control Order on May 4, 2020 easing restrictions on most of Malaysia’s economic sectors until June 9, 2020. The Company opened its offices, but on an alternative day basis allowing staff to work on the Company’s backlogs. Afterwards, the Malaysian government announced the Recovery Movement Control Order beginning on June 10, 2020 and lasting till August 31, 2020, allowing most business to reopen and further easing COVID regulations on the country’s list of restricted activities. On August 28, 2020, the Malaysian government extended the Recovery Movement Control Order to last till December 31, 2020.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2021. Based upon the participation in that evaluation, it has been concluded that the disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

VITAXEL GROUP LIMITED

Date: August 18, 2021	By:	/s/ Leong Yee Ming
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)