Form 10-Q
period 2021-09-30
Vitaxel Group Ltd
filed 2021-11-15
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2021

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

As of November 15, 2021, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 54,087,903.

VITAXEL GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of September 30, 2021 (Unaudited)	As of December 31, 2020 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$38,262	$46,551
Amount due from related parties	43,930	34,332
Inventories	2,380	2,525
Other receivables, prepayments and other current assets	32,822	28,905
Total Current Assets	117,394	112,313

Non-current assets
Right-of-use assets	43,261	88,100
Property and equipment, net	27,348	41,068
Total Non-Current Assets	70,609	129,168

TOTAL ASSETS	$188,003	$241,481

LIABILITIES
Current liabilities
Amounts due to related parties	$4,222,590	$4,401,809
Commission payables	125,953	131,257
Accounts payable	1,685	230
Accruals and other payables	331,798	353,213
Lease obligation	37,986	47,974
Total Current Liabilities	4,720,012	4,934,483

Non-current liabilities
Lease obligation, net of current portion	5,404	40,260
Total Non-Current Liabilities	5,404	40,260
TOTAL LIABILITIES	4,725,416	4,974,743

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,561,513)	(9,576,061)
Accumulated other comprehensive income	268,893	87,592
Total Stockholders’ Equity	(4,537,413)	(4,733,262)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,003	$241,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE	$(1,360)	$3,006	$2,902	$18,650

COST OF REVENUE	1,320	(1,466)	(2,786)	(14,300)

GROSS PROFIT (LOSS)	(40)	1,540	116	4,350

OPERATING EXPENSES
Selling expense	—	(30)	(23)	(620)
General and administrative expenses	(103,244)	(138,926)	(332,938)	(520,945)
Total operating expenses	(103,244)	(138,956)	(332,961)	(521,565)

LOSS FROM OPERATIONS	(103,284)	(137,416)	(332,845)	(517,215)

OTHER INCOME/(EXPENSE), NET
Other income	120,000	234,340	360,000	462,763
Other expense	(5,436)	(1,026)	(12,607)	(2,382)
Total Other income / (Expense), net	114,564	233,314	347,393	460,381

Net Income / (Loss)	$11,280	$95,898	$14,548	$(56,834)

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	41,147	(124,537)	181,301	72,100

TOTAL COMPREHENSIVE INCOME (LOSS)	$52,427	$(28,639)	$195,849	$15,266

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903	54,087,903	54,087,903
Net Income (Loss) per share - basic and diluted	$0.00	$(0.00)	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITAXEL GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Nine months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,548	$(56,834)
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	47,044	19,633
Interest expenses on lease obligation	1,347	—
Changes in operating assets and liabilities
Other receivables, prepayments and other current assets	(3,917)	4,094
Inventories	145	(2,029)
Accounts Payable	1,455	(50)
Commission payables	(5,304)	(6,921)
Accrued expense and other payables	(21,415)	1,715
Net cash provided by / (used in) operating activities	33,903	(40,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(4,317)
Net cash used in investing activities	—	(4,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	(35,220)	—
Proceeds from / (Repayment to) related parties	(5,282)	14,151
Net cash provided by (used in) financing activities	(40,502)	14,151

EFFECT OF EXCHANGE RATES ON CASH	(1,690)	(1,407)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,289)	(31,965)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,551	63,436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,262	$31,471

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of September 30, 2021, results of operations for the nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations for the entire fiscal year.

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

For the period ended September 30, 2021, the Company reported a net income of $14,548 and had negative working capital of $4,602,618. The Company had an accumulated deficit of $9,561,513 as of September 30, 2021 due to the fact that the Company incurred losses during the years prior to September 30, 2021.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	September 30, 2021	December 31, 2020
Deposits (1)	$14,749	$15,371
Prepayments (2)	18,073	13,534
Total other receivables and other assets	$32,822	$28,905

(1)	Deposits represented payments for rental and utilities.
(2)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	LEASES

The Company’s leases consist of operating lease for office space and office equipment, with operating lease for terms between 2 to 5 years. As the operating lease does not provide implicit interest rate, management estimated a current borrowing rate of 3.5% in determining the present value of the lease.

Right-of-use assets consist of the following:

	As of September 30, 2021	As of December 31, 2020
Office space	$81,688	$92,343
Office equipment	7,505	7,821
	89,193	100,164
Less: Accumulated amortization	(45,932)	(12,064)
Balance at end of period/year	$43,261	$88,100

Lease liabilities consist of the following:

	As of September 30, 2021	As of December 31, 2020

Lease payments
Office space	$38,691	$83,628
Office equipment	4,805	6,353
Total lease payments	43,496	89,981
Less: discount	(106)	(1,747)
Lease obligation	43,390	88,234
Less: current obligations	(37,986)	(47,974)
Lease obligation, net of current portion	$5,404	$40,260

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of September 30, 2021	As of December 31, 2020

Office equipment	$27,874	$29,048
Computer equipment	103,255	107,603
Furniture and fittings	7,938	8,273
Software and website	16,212	16,894
	155,279	161,818
Less: Accumulated depreciation	(127,931)	(120,750)
Balance at end of period/year	$27,348	$41,068

Depreciation expenses charged to the statements of operations and comprehensive loss for the nine month periods ended September 30, 2021 and 2020 were $12,224 (3 months $3,734) and $19,633 (3 months $6,386) respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of September 30, 2021	As of December 31, 2020

Provisions and accruals	$34,826	$43,668
Others (1)	296,972	309,545
Balance at end of period/year	$331,798	$353,213

(1)	Other payables mainly consist of members allocated redemption points for commissions.

8.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of September 30, 2021	As of December 31, 2020
Amount due from related parties
Asia Food People Sdn Bhd (1)	$3,243	$3,074
G2lux Sdn Bhd (2)	31,261	21,606
Ho Wah Genting Berhad (3)	5,016	5,226
Snatch Asia Sdn Bhd (4)	4,410	4,426
Total Amount due from related parties	$43,930	$34,332

Amount due to related parties
Ho Wah Genting Group Sdn Bhd (5)	$485,989	$83,339
Dato’ Lim Hui Boon (6)	71,651	49,778
Ho Wah Genting Holding Sdn Bhd (7)	59,709	62,223
Grande Legacy Inc. (8)	3,605,241	4,206,469
Total Amount due to related parties	$4,222,590	$4,401,809

The related party balances are unsecured, interest-free and repayable on demand.

(1)	A director of the Company, Leong Yee Ming, is also a director of Asia Food People Sdn Bhd (“AFP”). The amount due from AFP as at September 30, 2021 and December 31, 2020, were advances made to AFP.

(2)	A director of the Company, Leong Yee Ming, is also a director of G2lux Sdn Bhd (“G2lux”). The amount due from G2lux as at September 30, 2021 and December 31, 2020, were advances made to G2lux.

(3)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of HWGB.

(4)	A director of the Company, Leong Yee Ming, is also a director of Snatch Asia Sdn Bhd (“SASB”). The amount due from SASB as at September 30, 2021 and December 31, 2020, were advances made to SASB.

(5)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”).

(6)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as at September 30, 2021 and December 31, 2020, were advances made to the Company.

(7)	A former director of the Company, Lim Wee Kiat who resigned during period ended December 31, 2020, is also a director of Ho Wah Genting Holding Sdn Bhd.

(8)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $360,000 charged to GL for the nine months ended September 30, 2021 and 2020 respectively.

The Company also recognized royalty income of $nil and $293 charged to GL for the nine months ended September 30, 2021 and 2020 respectively.

The Company billed GL for product sales of $2,770 and $13,697 for the nine months ended September 30, 2021 and 2020 respectively.

(9)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer and former officers of the Company:

	September 30, 2021	September 31, 2020

Lim Wee Kiat	$39,215	$35,856
Leong Yee Ming	32,679	33,864
	$71,894	$69,720

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We presently have approximately 5,700 total members. As of September 30, 2021, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended September 30, 2021 and 2020 and the related notes thereto.

Revenue

We recognized $(1,360) and $3,006 revenues for the periods ended September 30, 2021 and 2020, respectively. The decrease in revenue was attributable to decrease in sales from VTrip under Vionmall in current period as compare to the same period last year.

Cost of Sales

Cost of sales for the period ended September 30, 2021 was $(1,320) compared to $1,466 for the period ended September 30, 2020. The decrease was due to decrease in revenue in current period.

Gross Profit

Gross profit for the period ended September 30, 2021 was $(40) compared to $1,540 for the period ended September 30, 2020. The decrease was due to decrease in VTrip sales in the same period as compare to the same period last year.

Operating Expenses

For the period ended September 30, 2021, we incurred total operating expenses in the amount of $103,244, composed of selling expenses of $nil and general and administrative expenses totalling $103,244. Whilst, for the period ended September 30, 2020, we incurred total operating expenses in the amount of $138,956, composed of selling expenses of $30 and general and administrative expenses totalling $138,926. The decrease of $30 or 100% for the selling expenses, along with the decrease of $35,682 or 26% for the administrative expenses, caused total operating expenses to decrease by $35,712 or 26%.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the nine months ended September 30, 2021 and 2020 and the related notes thereto.

Revenue

We recognized $2,902 and $18,650 revenues for the periods ended September 30, 2021 and 2020, respectively. The overall decrease in revenue was attributable to decrease in sales from VTrip under Vionmall in current period as compare to the same period last year.

Cost of Sales

Cost of sales for the period ended September 30, 2021 was $2,786 compared to $14,300 for the period ended September 30, 2020. The decrease was due to decrease in revenue in current period.

Gross Profit

Gross profit for the period ended September 30, 2021 was $116 compared to $4,350 for the period ended September 30, 2020. The decrease was due to decrease in revenue in current period.

Operating Expenses

For the period ended September 30, 2021, we incurred total operating expenses in the amount of $332,961, composed of selling expenses of $23 and general and administrative expenses totalling $332,938. Whilst, for the period ended September 30, 2020, we incurred total operating expenses in the amount of $521,565, composed of selling expenses of $620 and general and administrative expenses totalling $520,945. The decrease of $597 or 96% for the selling expenses, along with the decrease of $188,007 or 64% for the administrative expenses, caused total operating expenses to decrease by $188,604 or 36%.

Liquidity and Capital Resources

As of September 30, 2021, we had a cash balance of $38,262. During the period ended September 30, 2021, net cash provided by operating activities totalled $33,903. Net cash used in investing activities totalled $nil. Net cash used in financing activities during the period totalled $40,502. The resulting change in cash for the period was a decrease of $8,289, which was primarily due to lease payments in current period.

As of September 30, 2021, we had current liabilities of $4,720,012, which was composed of amount due to related parties of $4,222,590, commission payables of $125,953, accounts payable of $1,685, accruals and other payable of $331,798 and lease obligation of $37,986.

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

As of December 31, 2020, we had current liabilities of $4,934,483, including $4,401,809 due to related parties, other payable of $353,213, commission payables of $131,257, lease obligation of $47,974 and accounts payable of $230.

We had net liabilities of $4,537,413 and $4,733,262 as of September 30, 2021 and December 31, 2020, respectively.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2021. Based upon the participation in that evaluation, it has been concluded that the disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

VITAXEL GROUP LIMITED

Date: November 15, 2021	By:	/s/ Leong Yee Ming
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)