Form 10-K
period 2021-12-31
HWGC Holdings Ltd
filed 2022-03-29
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 000-55685

HWGC HOLDINGS LIMITED
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

54,087,903 shares of common stock were issued and outstanding as of March 22, 2022.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Some of the factors that may cause actual results to differ materially from expected or desired results may include, without limitation, the following:

●	that our auditors have expressed substantial doubt as to our ability to continue as a going concern and, our inability to obtain adequate financing,

●	the significant length of time and resources associated with the development of our products and services, and related insufficient cash flows and resulting illiquidity,

●	our inability to expand our business,

●	significant competition,

●	our relationship with, and our ability to influence the actions of, our members;

●	improper action by our employees or members in violation of applicable law;

●	adverse publicity associated with our products, services or network marketing organization, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

●	changing consumer preferences and demands;

●	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our member relations and operating results;

●	regulatory matters governing our products and services, including potential governmental or regulatory actions concerning our products and services and network marketing programs, including the direct selling market in which we operate;

●	legal limitations to our network marketing program;

●	risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third-party importers, pricing and currency devaluation risks;

●	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

●	uncertainties relating to interpretation and enforcement of legislation governing direct selling in certain jurisdictions;

●	our inability to obtain the necessary licenses to expand our direct selling business in certain jurisdictions;

●	adverse changes in the global economy;

●	our dependence on increased penetration of existing markets; our dependence on increased penetration of existing markets;

●	contractual limitations on our ability to expand our business;

●	our reliance on our information technology infrastructure and outside service providers and manufacturers;

●	changes in tax laws, treaties or regulations, or their interpretation;

●	taxation relating to our members

●	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares; and

●	coping with the effect of the on-going pandemic of Covid-19.

 We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I.

ITEM 1. Business

As used in this Annual Report, unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” refer to HWGC Holdings Limited formerly known as Vitaxel Group Limited, a Nevada company, and, where appropriate, its subsidiaries. HWGC Holdings Limited is a holding company incorporated under the laws of Nevada.

Through our two wholly-owned subsidiaries, namely Vitaxel SDN BHD (“Vitaxel”) and Vitaxel Online Mall SDN BHD (“Vionmall”) incorporated under the laws of the Country of Malaysia, we run and operate the e-commerce business. Vitaxel was organized and commenced business operations in 2014 and Vionmall was organized and commenced business operations in 2015.

Recent Developments

Corporate Changes

On March 10, 2022, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of the Relative Rights and Preferences of The Redeemable Convertible Preferred Stock of HWGC Holdings Limited (the “Certificate of Designation”). Pursuant to the Certificate of Designation, the Board of Directors of the Company authorized the creation 25,000,000 shares of Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “RCPS”). The RCPS is ranked senior to all classes or series of the Company’s common stock and does not have any voting rights. However, the holders of the RCPS are entitled to receive, when declared by the Board of Directors, cumulative cash dividends at the rate of 6% per annum on each $1.00 per RCPS. Commencing on the date of issuance, the dividends on the RCPS shall accrue and be cumulative, payable annually in arrears on the 30th business day on each anniversary of the issue date. Dividends will accumulate whether or not the Company has earnings or whether funds are legally available or declared by the Board, and no interest will be payable on any dividends which may be in arrears. Each share of RCPS shall be convertible into one share of common stock of the Company, upon the Board approving the initiation of the listing process to list the shares of the Company on any stock exchange, or upon the written approval of the Company. The Company may also, at its option, redeem the RCPS for cash at a redemption price of $1.00 per share plus any accumulated and unpaid dividends thereon. Notwithstanding, all outstanding RCPS shall be redeemable by the Company on the second anniversary of the issuance date thereof.

To date no shares of RCPS have been issued.

On March 2, 2022, Vitaxel Group Limited filed an amendment (the “Amendment”) to its Amended and Restated Articles of Incorporation which (i) changed the name of the Company (the “Name Change”) from “Vitaxel Group Limited” to “HWGC Holdings Limited” (ii) reduced the number of the issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”) by effecting a reverse stock split in the split ratio of 1-for-10 (the “Reverse Stock Split”) and (iii) increased the authorized share capital of the Company from 71,000,000 shares, consisting of 70,000,000 shares of Common Stock, and 1,000,000 shares of preferred stock, $0.0001 par value per share (the “Preferred Stock”), to 425,000,000, consisting of 400,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock.

In connection with the Name Change and Reverse Stock Split, the Company submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a voluntary request for a change of the Company’s trading symbol. The Name Change and the Reverse Stock Split will become effective for trading purposes when approval of said corporate actions is approved by FINRA. The Company will file a Current Report on Form 8-K to disclose the effective date of the Name Change and trading symbol change upon receipt of the notification from FINRA. The new CUSIP number for the Company’s Common Stock post-Reverse Stock Split is 92849Y 206.

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

As many parts of the world is currently under lockdown or restrictive movement orders due to the current COVID-19 pandemic, we believe that all companies related to the travel, entertainment and lifestyle industry have been negatively impacted. Our Company is not spared either. We do not foresee any income contribution from this business until the destination areas (in particular South-East Asia and Europe) reopen their countries to allow foreign visitors again.

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

In the Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 30, 2021, we announced that the Malaysian government extended the Recovery Movement Control Order (“RMCO”) to last till December 31, 2020. Despite subsequently, the Malaysian Government extended RMCO to last until March 31,2021, due to the increasing infection of the pandemic, the Malaysian Government revised the Movement Control Order (“MCO) of each states in Malaysia for the period starting January 11,2021 till May 31, 2021. However, such control orders was insufficient to deal with the increasing infection, Malaysia has gone into total lockdown from June 1, 2021 until June 28, 2021. Thereafter, the Malaysian Government issue a National Recovery Plan, to cater for both the pandemic period and post-pandemic period. The National Recovery Plan, which basically spell out 4 different phases of control order, are still in effect until to date of this report; Phase 4 are no longer having all states under lockdown and that all business and social activities within the country are permitted to operate.

We hope that in the middle of 2022, there will be improvement towards the restriction caused by the pandemic, hence enabling more merchants to sign up with us, and that our members will be more encouraged and enthusiastic to promote our e-commerce website to their family, friends and prospects.

Our Company

HWGC Holdings Limited is a holding company incorporated under the laws of Nevada. Through our two wholly-owned subsidiaries, namely Vitaxel and Vionmall incorporated under the laws of the Country of Malaysia, we run and operate the e-commerce business. Vitaxel was organized and commenced business operations in 2014 and Vionmall was organized and commenced business operations in 2015.

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

We generate revenues through sales of our products on our e-commerce platforms. For the twelve months ended December 31, 2021 and 2020, we recognized approximately $3,124 and $18,872, respectively, in revenues, of which Vitaxel accounted for 1% and Vionmall accounted for 99%, of our revenues.

As a multi-level marketing company, a significant part of our platform involves recruiting members that sell our goods and services and that assist in recruiting other members. Our members can also promote and sell their own products and services through our Vionmall subsidiary.

Our operations, including sales transactions, are primarily based in Malaysia. We presently have approximately 5,700 members.  As of December 31, 2021, approximately 62% of our members reside in Malaysia, 29% of our members reside in Singapore, 4% members reside in China, approximately 3% members reside in Hong Kong and approximately 2% members reside in other countries. We provide our members from time-to-time with training which includes prospecting and closing skills, plan orientation, back-office training, network management, personal and leadership development and team-building activities.

Unlike the traditional MLM business model where most of the business model concentrates on particular products and/or services, our business model allows our members to own a sub-domain through Vionmall where they can promote their own products and services (separate from our products and services).

We strive to differentiate ourselves through innovation in both our product and service offerings and our sales channels. Consumers can purchase our products and services either directly from our members or directly from our online platform. Our products and services are listed on our website and customers can easily purchase them online. Our members need not carry our products physically to their customers, they only need to promote our products through word of mouth or show prospective customers our list of products online through computers or smart-phones. During the year ended December 31, 2021, our revenues were primarily attributable to sales in VionMall.

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

On June 13, 2017 we received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Reverse Split at the open of business on June 15, 2017. When the reverse stock split became effective, every one hundred shares of our pre-split issued and outstanding common stock, par value 0.000001 per share, automatically converted into one post-split share of our common stock, par value 0.0001 per share, rounded up to the nearest share, and with a corresponding reduction of the number of shares of common stock we are authorized to issue and increase in par value. The new CUSIP number for our common stock following effectiveness of the reverse stock split was 92849Y206.

On March 2, 2022, the Company filed an amendment (the “Amendment”) to its Amended and Restated Articles of Incorporation which (i) changed the name of the Company (the “Name Change”) from “Vitaxel Group Limited” to “HWGC Holdings Limited” (ii) reduced the number of the issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”) by effecting a reverse stock split in the split ratio of 1-for-10 (the “Reverse Stock Split”) and (iii) increased the authorized share capital of the Company from 71,000,000 shares, consisting of 70,000,000 shares of Common Stock, and 1,000,000 shares of preferred stock, $0.0001 par value per share (the “Preferred Stock”), to 425,000,000, consisting of 400,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock.

In connection with the Name Change and Reverse Stock Split, the Company submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a voluntary request for a change of the Company’s trading symbol. The Name Change and the Reverse Stock Split will become effective for trading purposes when approval of said corporate actions is approved by FINRA. The Company will file a Current Report on Form 8-K to disclose the effective date of the Name Change and trading symbol change upon receipt of the notification from FINRA. The new CUSIP number for the Company’s Common Stock post-Reverse Stock Split is 92849Y 206.

On March 10, 2022, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of the Relative Rights and Preferences of The Redeemable Convertible Preferred Stock of HWGC Holdings Limited (the “Certificate of Designation”). Pursuant to the Certificate of Designation, the Board of Directors of the Company authorized the creation 25,000,000 shares of Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “RCPS”). The RCPS is ranked senior to all classes or series of the Company’s common stock and does not have any voting rights. However, the holders of the RCPS are entitled to receive, when declared by the Board of Directors, cumulative cash dividends at the rate of 6% per annum on each $1.00 per RCPS. Commencing on the date of issuance, the dividends on the RCPS shall accrue and be cumulative, payable annually in arrears on the 30th business day on each anniversary of the issue date. Dividends will accumulate whether or not the Company has earnings or whether funds are legally available or declared by the Board, and no interest will be payable on any dividends which may be in arrears. Each share of RCPS shall be convertible into one share of common stock of the Company, upon the Board approving the initiation of the listing process to list the shares of the Company on any stock exchange, or upon the written approval of the Company. The Company may also, at its option, redeem the RCPS for cash at a redemption price of $1.00 per share plus any accumulated and unpaid dividends thereon. Notwithstanding, all outstanding RCPS shall be redeemable by the Company on the second anniversary of the issuance date thereof.

To date no shares of RCPS have been issued.

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

Patents and Trademarks

Our business is dependent on a combination of trademarks, patents, domain names, trade names, trade secrets and other proprietary rights in order to protect our intellectual property rights. We have applied for registration for our major trademark, VITAXEL live better, in Malaysia (5 applications), Singapore, Brunei, Indonesia, Philippines, Thailand, Myanmar, Vietnam, China, Hong Kong, Macau, Cambodia, Laos and Taiwan. To date, all of the applications in Malaysia and the other applications from the other 12 countries except Indonesia have been approved. We have also filed trademark registrations for our V device mark in all the countries stated above and also in the United States of America. To date, this trademark has been approved in Malaysia, Singapore, Brunei, Philippines, Laos, Macau, United States of America, Thailand, Vietnam and Taiwan, whilst other countries are pending for approval. We consider trademark protection to be important to our business.

List of Approved Trademark

Trademark	Country	Trademark Number	Duration
VITAXEL live better	Malaysia	2014054864	2 Apr 2024
	Malaysia	2014055015	4 Apr 2024
	Malaysia	2014055022	4 Apr 2024
	Malaysia	2014055017	4 Apr 2024
	Malaysia	2014055024	4 Apr 2024
	Brunei	46827	27 Jul 2025
	Cambodia	KH/63388/17	4 Aug 2025
	China	17457041	20 May 2027
	Hong Kong	303482631	23 Jan 2023
	Laos	35972	8 Jun 2025
	Macau	N/102422	26 Jan 2023
	Singapore	40201512077R	14 Jul 2025
	Taiwan	01770159	15 May 2026
	Thailand	171121389	4 Aug 2025
	Vietnam	283992	14 Jul 2025
V device mark	Malaysia	2016061183	20 Jun 2026
	Brunei	47867	17 Jun 2026
	Laos	38092	5 Jun 2027
	Macau	N/112729	12 Dec 2023
	Philippines	4/2016/00502995	14 Oct 2026
	Singapore	40201609692T	17 Jun 2026
	United States	5549220	28 Aug 2028
	Thailand	TM191101091	4 Jul 2026
	Vietnam	299059	17 Jun 2026
	Taiwan	01816775	31 Dec 2026

List of Pending Trademark Application

Trademark	Country	Application Date
VITAXEL live better	Indonesia	28 July 2015*
V device mark	China	25 March 2016*
	Hong Kong	25 March 2016*
	Indonesia	21 June 2016*

●	These pending trademark application filings are still under review.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are currently located at Bangunan Cheong Wing Chan, 4th Floor, No. 41-51, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia, where the Company leases approximately 8,330 square feet, which houses 10 employees. This lease terminates in Sept 30, 2022 and is renewable for 1-year increment.

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

In connection with the Name Change and Reverse Stock Split, the Company submitted to the FINRA a voluntary request for a change of the Company’s trading symbol. The Name Change and the Reverse Stock Split will become effective for trading purposes when approval of said corporate actions is approved by FINRA. The Company will file a Current Report on Form 8-K to disclose the effective date of the Name Change and trading symbol change upon receipt of the notification from FINRA. The new CUSIP number for the Company’s Common Stock post-Reverse Stock Split is 92849Y 206.

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

As of March 22, 2022 the Company 1,883 stockholders of record.   This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

As of December 31, 2021, there were an aggregate of 36,899,710 shares of common stock remaining eligible for issuance pursuant to the 2016 Plan, as amended to date.

During the year ended December 31, 2021 and 2020, the Company did not issue any shares options under the 2016 Plan.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

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

Overview

HWGC Holdings Limited is a holding company incorporated under the laws of Nevada. Through our two wholly-owned subsidiaries, namely Vitaxel and Vionmall incorporated under the laws of the Country of Malaysia, we run and operate the e-commerce business. Vitaxel was organized and commenced business operations in 2014 and Vionmall was organized and commenced business operations in 2015.

Vitaxel is a global direct selling, multi-level marketing (“MLM”) company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce.

Vionmall is an e-commerce business for retail sales direct to consumers. We do not develop or manufacture the products and services which we offer.

Results of Operations

For the year ended December 31, 2021 compared to December 31, 2020

Revenue

We recognized revenue of $3,124 for the year ended December 31, 2021, a decrease of $15,748   from sales of 18,872 for the year ended December 31, 2020. The significant decrease in revenue of approximately 84%, was attributable to decrease in sales from VTrip under Vionmall in the current year as compared to revenue in December 31, 2020.

Cost of Sales

Cost of sales for the year ended December 31, 2021 was $2,861 compared to $14,404 for the year ended December 31, 2020. The decrease for the year ended December 31, 2021 was due to the decrease of revenue for the year ended December 31, 2021 as compared to the revenue for the year ended December 31, 2020.

Gross Profit

Gross profit for the year ended December 31, 2021 was $263 compared to $4,468 for the year ended December 31, 2020. The decrease was due to decrease in sales from VTrip under Vionmall in the year ended December 31, 2021 as compared to last year.

Operating Expenses

For the year ended December 31, 2021, we incurred total operating expenses in the amount of $451,177, comprised of selling expenses of $23 and general and administrative expenses of $451,154. For the year ended December 31, 2020, we incurred total operating expenses in the amount of $642,794, comprised of selling expenses of $553 and general and administrative expenses of $642,241. The decrease of $530, or 96%   for the selling expenses, and the decrease of $191,087, or 30% for the administrative expenses, caused total operating expenses to decrease by $191,617   or 30%.

Liquidity and Capital Resources

For the year ended December 31, 2021, we had a cash balance of $37,033. For the year ended December 31, 2021, net cash generated by operating activities totaled $16,539, net cash used in investing activities totaled $nil and net cash used in financing activities totaled $24,464. The resulting change in cash for the period was $9,518.

For the year ended December 31, 2020, we had a cash balance of $46,551. For the year ended December 31, 2020, net cash generated by operating activities totaled $76,797, net cash used in investing activities totaled $4,348 and net cash used in financing activities totaled $89,758. The resulting change in cash for the period was $16,885.

For the year ended December 31, 2021, we had current liabilities of $4,766,376, including $4,267,033 due to related parties, other payable of $342,661, commission payables of $126,315, lease obligation of $30,289 and accounts payable of $78.

For the year ended December 31, 2020, we had current liabilities of $4,934,483, including $4,401,809 due to related parties, other payable of $353,213, commission payables of $131,257, lease obligation of $47,974 and accounts payable of $230.

for the year ended December 31, 2021 and December 31, 2020, we had net liabilities of $4,585,965 and $4,733,262, respectively.

We have incurred losses since its inception resulting in an accumulated deficit of $9,598,819 and $9,576,061 for the year ended December 31, 2021 and 2020, respectively, and further losses are anticipated in the development of its business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Our failure to do so may result in us not being able to continue as an operating company.

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

On July 1, 2018, Vitaxel entered into a management and administrative services agreement with Grande Legacy (“Management Agreement”) for a term of 3 years. Per the Management Agreement, Vitaxel shall provide certain management and administrative support services for the operation of Grande Legacy. In consideration for providing such services, Grande Legacy shall pay a monthly management fee of $40,000 to Vitaxel. For the year ended December 31, 2021 and 2020, Vitaxel received management fees of $480,000 and $480,000, respectively, from Grande Legacy.

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

As of the date of this Annual Report, the Grande Agreement has expired but the Grande Legacy license is still effective through oral agreement with Grande Legacy. The Company is currently in discussions with Grande Legacy with respect to the amendment or renewal to the Grande Amendment, but it is not likely that the Grande Amendment will be renewed.

For the year ended December 31, 2021 and December 31, 2020, the Company received royalty income of $nil and $296,   respectively, from Grande Legacy.

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

HWGC HOLDINGS LIMITED

(Formerly known as Vitaxel Group Limited)

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of HWGC Holdings Limited (formally known as Vitaxel Group Limited)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HWGC Holdings Limited (formally known as Vitaxel Group Limited)/ (the “Company”) as of December 31, 2021 , the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

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

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 9 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

PAN-CHINA SINGAPORE PAC (6255)

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2021

Singapore

March 29, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vitaxel Group Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vitaxel Group Limited (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2018

Vancouver, Canada

March 29, 2021

HWGC HOLDINGS LIMITED

(Formerly known as Vitaxel Group Limited)

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	As of	As of
	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$37,033	$46,551
Amount due from related parties	49,805	34,332
Inventories	—	2,525
Other receivables, prepayments and other current assets	37,333	28,905
Total Current Assets	124,171	112,313

Non-current assets
Right-of-use assets	34,768	88,100
Property and equipment, net	24,048	41,068
Total Non-Current Assets	58,816	129,168

TOTAL ASSETS	$182,987	$241,481

LIABILITIES
Current liabilities
Amounts due to related parties	$4,267,033	$4,401,809
Commission payables	126,315	131,257
Accounts payable	78	230
Accruals and other payables	342,661	353,213
Lease obligation	30,289	47,974
Total Current Liabilities	4,766,376	4,934,483

Non-current liabilities
Lease obligation, net of current portion	2,576	40,260
Total Non-Current Liabilities	2,576	40,260
TOTAL LIABILITIES	4,768,952	4,974,743

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,598,819)	(9,576,061)
Accumulated other comprehensive income	257,647	87,592
Total Stockholders’ Equity	(4,585,965)	(4,733,262)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,987	$241,481

The accompanying notes are an integral part of the consolidated financial statements.

HWGC HOLDINGS LIMITED

(Formerly known as Vitaxel Group Limited)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. dollars)

	For the Years Ended December, 31
	2021	2020
REVENUE	$3,124	$18,872

COST OF REVENUE	(2,861)	(14,404)

GROSS PROFIT	263	4,468

OPERATING EXPENSES
Selling expense	(23)	(553)
General and administrative expenses	(451,154)	(642,241)
Total Operating Expenses	(451,177)	(642,794)

LOSS FROM OPERATIONS	(450,914)	(638,326)

OTHER INCOME / (EXPENSE), NET
Management fee income	440,000	480,000
Other income	—	213,282
Impairments	—	(16,922)
Other expense	(11,844)	(26,177)
Total other income / (expense), net	428,156	650,183

NET (LOSS) / INCOME	$(22,758)	$11,857

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	170,055	(77,052)

TOTAL COMPREHENSIVE INCOME / (LOSS)	$147,297	$(65,195)

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements

HWGC HOLDINGS LIMITED

(Formerly known as Vitaxel Group Limited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	gain / (deficit)	income (loss)	Equity

Balance, December 31, 2019	54,087,903	$5,409	$4,749,798	$(9,587,918)	$164,644	$(4,668,067)
Net income	—	—	—	11,857	—	11,857
Foreign currency translation adjustment	—	—	—	—	(77,052)	(77,052)
Balance, December 31, 2020	54,087,903	$5,409	$4,749,798	$(9,576,061)	$87,592	$(4,733,262)
Net loss	—	—	—	(22,758)	—	(22,758)
Foreign currency translation adjustment	—	—	—	—	170,055	170,055
Balance, December 31, 2021	54,087,903	$5,409	$4,749,798	$(9,598,819)	$257,647	$(4,585,965)

The accompanying notes are an integral part of the consolidated financial statements.

HWGC HOLDINGS LIMITED

(Formerly known as Vitaxel Group Limited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(22,758)	$11,857
Items not involving cash:
Depreciation and amortization of– property, plant and equipment and right-of-use assets	58,467	37,197
Interest expenses on lease obligation	2,379	474
Impairment on accounts receivable	—	—
Property and equipment written off and disposal	—	—
Inventories written off	—	16,922
Changes in operating assets and liabilities:
Other receivables, prepayments and other current assets	(8,428)	1,654
Inventories	2,525	(1,997)
Accounts payable	(152)	76
Commission payables	(4,942)	(2,486)
Accrued expense and other payables	(10,552)	(13,100)
Net cash generated by / (used in) operating activities	16,539	76,797

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(4,348)
Net cash used in investing activities	—	(4,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	(46,519)	(12,404)
Proceed / (Repayment) to related parties	22,055	(77,354)
Net cash used in financing activities	(24,464)	(89,758)

EFFECT OF EXCHANGE RATES ON CASH	(1,593)	424

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,518)	(16,885)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,551	63,436

CASH AND CASH EQUIVALENTS, END OF YEAR	$37,033	$46,551

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

HWGC HOLDINGS LIMITED

(Formerly known as Vitaxel Group Limited)

NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS

(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

HWGC Holdings Limited (“the Company”) formerly known as Vitaxel Group Limited , incorporated in Nevada, is engaged in direct selling industry and online shopping platform primarily through its operating entities in Malaysia.

Vitaxel SDN BHD (“Vitaxel SB”), was incorporated in Malaysia on August 10, 2012. Vitaxel SB is primarily engaged in the direct selling industry utilizing a multi-level marketing model with an emphasis on travel, entertainment and lifestyle products and services.

Vitaxel Online Mall SDN BHD (“Vionmall”), was incorporated in Malaysia on September 22, 2015. Vionmall is primarily in developing online shopping platforms geared to the Company and its members and the third-party suppliers of products and services.

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the year ended December 31, 2021 and 2020, none of the Company’s accounts receivable are written off as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2021 and 2020, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories consist of finished goods. Inventories are stated at lower of cost or net realizable value, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods. For the year ended December 31, 2021 and 2020, the Company wrote down $2,393 and $16,922 respectively, of its inventories that have been obsolete.

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

Product sales − The Company recognizes revenue when it satisfies each performance obligation by transferring control of the goods to the independent members or purchasers of the products. Product sales are recognized net of product returns, discounts and taxes. A reserve for product returns is accrued based on historical experience. There was no deferred revenue accrued as of December 31, 2021 and 2020.

Membership fee − The Company recognizes the membership fee revenue over the term of the membership, which is 12 months. The revenue will not be recognized until the 10 days cooling-off period is expired. For the year ended December 31, 2021 and 2020, all membership fees were waived by the Company for promotion purpose.

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

Uncertain Tax Positions

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax positions or incur any interest and penalties related to potential underpaid income tax expense as of December 31, 2021 and 2020.

Comprehensive loss

Comprehensive loss includes net loss and cumulative foreign currency translation adjustments and is reported in the Consolidated Statement of Comprehensive Loss.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the years ended December 31, 2021 and 2020, there was no dilutive effect due to net loss.

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

For the year ended December 31, 2021, the Company reported a net loss of $22,758 and had a working capital deficit of $4,642,205. The Company had an accumulated deficit of $9,598,819 as of December 31, 2021.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	As of December 31, 2021	As of December 31, 2020

Deposits (1)	$14,744	$15,371
Prepayments (2)	22,589	13,534
	$37,333	$28,905

(1)	Deposits represented payments for rental, utilities and deposit payment to product suppliers.

(2)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	LEASES

The Company capitalizes all leased assets pursuant to ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.

The Company lease consist of operating lease for office space and office equipment, with operating lease for terms between 2 to 5 years. As the operating lease does not provide implicit interest rate, management estimated a current borrowing rate of 3.5% in determining the present value of the lease.

Right-of-use assets consist of the following:

	As of December 31, 2021	As of December 31, 2020

Office space	$81,897	$92,343
Office equipment	7,038	7,821
	88,935	100,164
Less: Accumulated amortization	(54,167)	(12,064
Balance at end of year	$34,768	$88,100

Lease liabilities consist of the following:

	2022	2023	2024	2025	As of December 31, 2021

Lease payments
Office space	29,102	—	—	—	29,102
Office equipment	1,727	1,727	697	236	4,387
Total lease payments	30,829	1,727	697	236	33,489
Less: discount					(624)
Lease obligation					32,865
Less: current obligations					(30,289)
Lease obligation, net of current portion					2,576

6.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	As of December 31, 2021	As of December 31, 2020

Office equipment	$27,954	$29,048
Computer equipment	103,552	107,603
Furniture and fittings	7,961	8,273
Software and website	16,258	16,894
	155,725	161,818
Less: Accumulated depreciation	(131,677)	(120,750)
Balance at end of year	$24,048	$41,068

Depreciation expenses charged to the statements of loss and comprehensive loss for the years ended December 31, 2021 and 2020 were $15,590 and $25,664 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of December 31, 2021	As of December 31, 2020

Provisions and accruals	$44,482	$43,668
Others (1)	298,179	309,545
Balance at end of year	$342,661	$353,213

(1)	Other payables mainly consist of members allocated redemption points and commission payable.

8.	INCOME TAX

Income taxes consisted of Malaysia income tax and U.S. income tax. Malaysia income tax rate is 24% (2020: 24%) and United States of America income tax rate is 21% (2020: 21%). A reconciliation of income taxes at statutory rates is as follows:

	For the year ended
	December 31, 2021	December 31, 2020
(Loss) / Income before income tax	$24,804	$11,857
Statutory rate	21%	21%
Expected income tax recovery	$5,000	$2,000
Permanent difference	(5,000)	(12,000)
Effect of change in tax rate	—	183,000
Change in valuation allowance	—	(173,000)
Income tax recovery	$—	$—

Deferred tax assets had not been recognized in respect of any potential tax benefit that may be derived from non-capital loss carry forward and property and equipment as it may not be probably that future taxable profits will be available against which these tax assets can be utilized.

	For the year ended
	December 31, 2021	December 31, 2020
Non-capital loss carry-forwards	$607,000	$645,000
Property and equipment	42,000	22,000
	649,000	667,000
Unrecognized deferred tax assets	(649,000)	(667,000)
Current tax expenses	$—	$—

9.	RELATED PARTY TRANSACTIONS

	As of December 31, 2021	As of December 31, 2020
Amount due from related parties
Asia Food People Sdn Bhd (1)	$3,252	$3,074
G2lux Sdn Bhd (2)	37,099	21,606
Ho Wah Genting Berhad (3)	5,030	5,226
Snatch Asia Sdn Bhd (4)	4,424	4,426
Total Amount due from related parties	$49,805	$34,332

Amount of due to related parties
Ho Wah Genting Group Sdn Bhd (5)	626,308	83,339
Dato’ Lim Hui Boon (6)	71,857	49,778
Ho Wah Genting Holding Sdn Bhd (7)	59,880	62,223
Grande Legacy Inc. (8)	3,506,976	4,206,469
Grandelife Inc (9)	2,012	—
Total Amount due to related parties	$4,267,033	$4,401,809

The related party balances are unsecured, interest-free and repayable on demand.

(1)	A director of the Company, Leong Yee Ming, is also a director of Asia Food People Sdn Bhd (“AFP”). The amount due from AFP as at December 31, 2021 were advances made to AFP.

(2)	A director of the Company, Leong Yee Ming, is also a director of G2lux Sdn Bhd (“G2lux”). The amount due from G2lux as at December 31, 2021 were advances made to G2lux.

(3)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

(4)	A director of the Company, Leong Yee Ming, is also a director of Snatch Asia Sdn Bhd (“SASB”). The amount due from SASB as at December 31, 2020 were advances made to SASB.

(5)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”).

(6)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as at December 31, 2021 were advances made to the Company.

(7)	A former director of the Company, Lim Wee Kiat, is also a director of Ho Wah Genting Holding Sdn Bhd.

(8)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $440,000 and $480,000 charged to GL for the year ended December 31, 2021 and 2020 respectively.

The Company also recognized royalty income of $nil and $296 charged to GL for the year ended December 31, 2021 and 2020 respectively.

The Company billed GL for sales of $2,761 and $17,490 for the year ended December 31, 2021 and 2020 respectively.

(9)	A director of the Company, Leong Yee Ming, is also a director of Grandelife Inc (“GR”). The amount due from GR as at December 31, 2021 were advances made by GR to the Company.

(10)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officers of the Company:

	December 31, 2021	December 31, 2020

Lim Wee Kiat	$52,125	$46,397
Leong Yee Ming	44,886	43,819
	$97,011	$90,216

10.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of December 31, 2021, and 2020, Company has no capital commitments.

11.	SHAREHOLDERS’ EQUITY

The Company has 1,000,000 shares authorized for preferred stock, with 0 outstanding during the year ended December 31, 2021 and 2020.

The Company also has 70,000,000 shares authorized for common stock, with 54,087,903 outstanding during the year December 31, 2021 and 2020.

12.	SUBSEQUENT EVENTS

On March 2, 2022, the Company filed an amendment to its Amended and Restated Articles of Incorporation for the followings:

(i)	changed the name of the Company to HWGC Holdings Limited

(ii)	reduced the number of the issued and outstanding shares of common stock, par value $0.0001 per share by effecting a reverse stock split in the split ratio of 1-for-10; and

(iii)	increased the authorized share capital of the Company from 71,000,000 shares, consisting of 70,000,000 shares of common stock, and 1,000,000 shares of preferred stock, $0.0001 par value per share, to 425,000,000 shares, consisting of 400,000,000 shares of common stock and 25,000,000 shares of preferred stock.

In connection with (i) and (ii), the Company submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a voluntary request for a change of the Company’s trading symbol. Both items will become effective for trading purposes when approval of said corporate actions is approved by FINRA. As of date of this report, the Company is still awaiting approval from FINRA.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Leong Yee Ming, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2021. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position(s)
Dato Lim Hui Boon	69	President

Leong Yee Ming	53	Chief Executive Officer, Chief Financial Officer, Secretary, Chairman and Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports, all reporting persons complied with all applicable Section 16(a) filing requirements.

Shareholder Communications

We have not yet established a process for shareholder communications.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth certain information about the compensation awarded to, by or paid to our Chief Executive Officer and the other executive officers for the years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$) (2)	All Other Compensation (US$)	Total (US$)

Lim Wee Kiat	2021	52,125	-0-	-0-	-0-	52,125
(Previous Chairman, Secretary and CFO)	2020	46,397	-0-	-0-	-0-	46,397

Leong Yee Ming	2021	44,886	-0-	-0-	-0-	44,886
(CEO, CFO, Secretary, Chairman and Director)	2020	43,819	-0-	-0-	-0-	43,819

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On November 1, 2015 Vitaxel entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leong Yee Ming pursuant to which Leong Yee Ming provides management services. The Consulting Agreement expired on July 31, 2016, which was extended several times and is currently still in full force and effect until July 31, 2021. Pursuant to the Consulting Agreement and all renewal agreements, Leong Yee Ming receives a monthly consulting fee of RM12,000 per month (approximately US$2,896 per month) and an expense allowance of RM2,000 per month (approximately US$483 per month). Effective January 1, 2017, Leong Yee Ming monthly consulting fee has been increased to RM17,000 per month (approximately US$4,102 per month), with no longer any expense allowance and effective September 1, 2020, the monthly consulting fee received by Leong Yee Ming was revised to RM13,600 (approximately $3,282 per month). Due to the effect of COVID-19 pandemic, commencing from March 1, 2021, the monthly consulting fee received by Leong Yee Ming was further revised to RM8,000 (approximately $1,931 per month). Effective May 1, 2021, Leong Yee Ming monthly consulting fee has been revised back to RM17,000 per month (approximately US$4,102 per month). The Consulting Agreement may be terminated by either party by providing the other with written notice of termination not less than one month prior to the date of termination.

Other than as set forth above, none of the Company’s executive officers have employment agreements directly with the Company, although they may enter into such agreements in the future.

Director Compensation

Neither we, VitaxelSB nor Vionmall have compensated our directors, in their capacities as such, since our respective formations.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our Common Stock as of March 22, 2022, by:

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

The percentage of shares beneficially owned is computed on the basis of 54,087,903  shares of common stock outstanding as of March 22, 2022. Shares of common stock that a person has the right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o HWGC Holdings Limited, Wisma Ho Wah Genting, No. 35, Jalan Maharajalela, 50150 Kuala Lumpur, Malaysia.

Name of Beneficial Owner	Amount and nature of beneficial ownership	Percent of class

Directors and Executive Officers
Dato Lim Hui Boon	1,000,000	1.85%
Leong Yee Ming	10,753,669	19.88%
All directors and executive officers as a group (2 persons)(2)	11,753,669	21.73%

5% Stockholders:
Lim Ooi Hong (1)	4,682,428	8.68%
Lim Chun Yen (2)	12,263,345	22.67%

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

The following (in addition to the transaction and agreements described in “Item 11. Executive Compensation”) reflects the related party transactions since January 1, 2017 that exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years:

Amounts due from Related Parties

For the years ended December 31, 2021 and 2020, the total amounts due from related parties were $49,805   and $34,332, respectively. These advances were unsecured, non-interest bearing and due on demand. The breakdown of certain amount due from related parties are as below:

Our President, Dato Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market. As of December 31, 2021, and 2020, the amount due from HWGB were $5,030 and $5,226, respectively.

Leong Yee Ming, the CEO, CFO, Chairman and director of the Company, is also 1) a director of Asia Food People Sdn Bhd (“AFP”), and the amount due from AFP for the years ended December 31, 2021 and 2020 were $3,252 and $3,074 respectively; 2) a director of G2lux Sdn Bhd (“G2lux”), and the amount due from G2lux for the years ended December 31, 2021 and 2020 were $37,099 and $21,606 respectively; 3) a director of Snatch Asia Sdn Bhd (“SASB”), and the amount due from SASB for the years ended December 31, 2021 and 2020 were $4,424 and $4,426 respectively.

Amounts due to Related Parties

For the years ended December 31, 2021 and 2020, the total amounts due to related parties were $4,267,033 and $4,401,809 respectively. These advances were unsecured, non-interest bearing and due on demand. The breakdown of certain amount due to related parties are as below:

Dato Lim Hui Boon, our President, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”), a subsidiary of HWGG. For the years ended December 31, 2021, and 2020, the amount due to HWGGSB were $626,308 and $83,339, respectively.

For the years ended December 31, 2021 and 2020, the amount due to Dato Lim Hui Boon, our President, were $71,857 and $49,778, respectively.

Lim Wee Kiat, a former director and CFO of the Company who resigned in July 2020, is also a director of Ho Wah Genting Holding Sdn Bhd (“HWGHSB”). For the years ended December 31, 2021 and 2020, the amount due to HWGHSB were $59,880 and $62,223, respectively.

Leong Yee Ming, the CEO, CFO, Chairman and director of the Company, is also a director of Grande Legacy Inc. For the years ended December 31, 2021 and 2020, the amount due to Grande Legacy Inc were $3,506,976 and $4,206,468 respectively.

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

On July 1, 2018, the Company and Grande Legacy entered into an Amendment to Grande Agreement (“Grande Amendment 1”), revising the terms of royalty payment. Per Grande Amendment 1, Grande Legacy shall pay the Company royalty equal to 55% of net profits on a quarterly basis, commencing from July 1, 2018. For the year ended December 31, 2021 and 2020, the Company recognized a royalty income of $nil and $294, respectively..

On July 1, 2018, Vitaxel SB entered into a management and administrative services agreement with Grande Legacy (“Management Agreement”) for a term of 3 years. Per the Management Agreement, Vitaxel SB shall provide certain management and administrative support services for the operation of Grande Legacy. In consideration for providing such services, Grande Legacy shall pay a monthly management fee of $40,000 to Vitaxel SB. For the year ended December 31, 2021 and 2020, Vitaxel SB received management fees of $440,000 and $480,000, respectively, from Grande Legacy.

On January 1, 2019, the Company and Grande Legacy entered into another Amendment to Grande Agreement (“Grande Amendment 2”), allowing them to provide their marketing activities in Singapore and further revising the royalty payment from 55% of net profit to 4% of revenue on a quarterly basis, commencing from January 1, 2019.   No royalty income received for the year ended December 31, 2021 and December 31, 2020, respectively.

As of the date of this Annual Report, the Grande Agreement was expired but the Grande Legacy license is still effective through oral agreements. The Company is under discussion with Grande Legacy with respect to the amendment or renewal to the Grande Amendment.

We currently do not have a policy in place for dealing with related party matters.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

ITEM 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2021 and December 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 8-K, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $16,000 and $18,000, respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2021 and 2020, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

For fiscal year ended December 31, 2021, we did not engage any professional services rendered for tax services. The professional services rendered for tax services for fiscal year ended December 31, 2020 was $1,200.

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

Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Pan-China Singapore PAC engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

3.3 3.4 3.5

Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on January 5, 2015)

Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on March 2, 2022 (incorporated by reference to Exhibit 3.4 from the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

Certificate of Designation of the Relative Rights and Preferences of the Redeemable Convertible Preferred Stock filed with the Nevada Secretary of State on March 10, 2022 (incorporated by reference to Exhibit 3.4 from the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2022)

4.1*	Description of Common Stock

10.1	Registrant’s 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.2	Consulting Agreement, dated November 1, 2015, between Vitaxel and Leong Yee Ming (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.3	Travel Agency Services Contract dated November 1, 2015 between Vitaxel SDN BHD and Ho Wah Genting Holiday SDN BHD (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.11	License Agreement by and between Vitaxel Group Limited and Vitaxel Private Limited dated August 6, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2016)

10.12	License Agreement by and between Vitaxel Group Limited and Vitaxel Corp (Thailand) Ltd. dated August 15, 2016, as amended on August 21, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2016)

10.13	Share Sale Agreement among Lim Hui Sing, Leong Yee Ming, Vitaxel Sdn. Bhd. And Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2017)

10.14	Agreement among Lim Hui Song, Leong Yee Ming, Vitaxel Sdn. Bhd. and Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.15	Grande Agreement dated as of January 5, 2017 between Vitaxel Group Limited and Grande Legacy Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.16	Termination and Release Agreement between Vitaxel Group Limited and Grande Legacy Inc., a British Virgin Island Company, dated as of December 5, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 7, 2018)

10.17**	Consulting Agreement Renewal dated August 1, 2020 between Vitaxel SDN BHD and Leong Yee Ming

10.18**	Amendment 1 to Consulting Agreement Renewal dated September 1, 2020 between Vitaxel SDN BHD and Leong Yee Ming

10.19**	Amendment 2 to Consulting Agreement Renewal dated March 1, 2021 between Vitaxel SDN BHD and Leong Yee Ming

21.1*	Subsidiaries of the Registrant

31.1	Certification of the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2020.

** Incorporated by reference to the Company’s Annual Report on Form 10-K filed with SEC March 30, 2021.

ITEM 16. 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HWGC HOLDINGS LIMITED

Date: March 29, 2022	By:	/s/ Leong Yee Ming
Leong Yee Ming
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leong Yee Ming		March 29, 2022
Leong Yee Ming	Chief Executive Officer, Chief Financial Officer, Chairman and a Director(Principal Executive Officer and Principal Financial and Accounting Officer)