Form 10-Q
period 2022-03-31
HWGC Holdings Ltd
filed 2022-05-12
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2022

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

As of May 10, 2022, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 5,409,310.

HWGC HOLDINGS LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HWGC HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	March 31,	December 31,
	2022 (Unaudited)	2021 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$47,588	$37,033
Amount due from related parties	55,174	49,805
Inventories	—	—
Other receivables, prepayments and other current assets	25,528	37,333
Total Current Assets	128,290	124,171

Non-current assets
Right-of-use assets	23,977	34,768
Property and equipment, net	21,034	24,048
Total Non-Current Assets	45,011	58,816

TOTAL ASSETS	$173,301	$182,987

LIABILITIES
Current liabilities
Amounts due to related parties	$4,371,719	$4,267,033
Commission payables	125,507	126,315
Accounts payable	3,213	78
Accruals and other payables	329,679	342,661
Lease obligation	20,285	30,289
Total Current Liabilities	4,850,403	4,766,376

Non-current liabilities
Lease obligation, net of current portion	2,560	2,576
Total Non-Current Liabilities	2,560	2,576
TOTAL LIABILITIES	4,852,963	4,768,952

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 1,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 70,000,000 shares authorized; 54,087,903 and 54,087,903 shares issued and outstanding, respectively	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,722,171)	(9,598,819))
Accumulated other comprehensive income	287,302	257,647
Total Stockholders’ Equity	(4,679,662)	(4,585,965))

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,301	$182,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWGC HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended March 31,
	2022	2021
REVENUE	$17	$134

COST OF REVENUE	(11)	(98)

GROSS PROFIT	6	36

OPERATING EXPENSES
Selling expense	—	(23)
General and administrative expenses	(127,055)	(122,140)
Total operating expenses	(127,055)	(122,163)

LOSS FROM OPERATIONS	(127,049)	(122,127)

OTHER INCOME/(EXPENSE), NET
Other income	6,381	120,000
Other expense	(2,684)	(1,943)
Total other income, net	3,697	118,057

Net loss	$(123,352)	$(4,070)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	29,655	136,515

TOTAL COMPREHENSIVE INCOME	$(93,697)	$132,445

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903
Net Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWGC HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,352)	$(4,070)
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	13,461	15,631
Interest expenses on lease obligation	258	456
Changes in operating assets and liabilities
Other receivables, prepayments and other current assets	11,805	3,413
Inventories	—	121
Accounts Payable	3,135	790
Commission payables	(808)	(4,028)
Accrued expense and other payables	(12,982)	(6,532)
Net used in operating activities	(108,483)	(5,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(3,708)
Net cash used in investing activities	—	(3,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	(9,709)	(11,657)
Proceeds from related parties	129,025	5,044
Net cash provided by (used in) financing activities	119,316	(6,613)

EFFECT OF EXCHANGE RATES ON CASH	(278)	(1,256)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,555	(5,796)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,033	46,551

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,588	$40,755

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWGC HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

HWGC Holdings Limited (“the Company”) formerly known as Vitaxel Group Limited, incorporated in Nevada, is engaged in direct selling industry and online shopping platform primarily through its operating entities in Malaysia.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information under Article 8 of Regulation S-X. They do not include all information and foot notes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statement for the year ended December 31, 2021, included in the Company’s Form 10-K filed with the Security and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K.

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of March 31, 2022, results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations for the entire fiscal year.

Recently issued accounting pronouncements

On March 28, 2022, the FASB issued ASU 2022-01,1 which clarifies the guidance in ASC 8152 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-123 that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible by allowing the entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and non-prepayable financial assets. ASU 2022-01’s amendments are effective for public business entities, fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

3.	GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended March 31, 2022, the Company reported a net loss of $123,352 and had negative working capital of $4,724,673. The Company had an accumulated deficit of $9,722,171 as of March 31, 2022 due to the fact that the Company incurred losses during the years prior to March 31, 2022.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	March 31, 2022		December 31, 2021
Other receivables		$441		$—
Deposits (1)		14,650		14,744
Prepayments (2)		10,437		22,589
	$25,492		$37,333

(1)	Deposits represented payments for rental and utilities.
(2)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	LEASES

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

Right-of-use assets consist of the following:

	As of March 31, 2022	As of December 31, 2021
Office space	$81,373	$81,897
Office equipment	6,993	7,038
	88,366	88,935
Less: Accumulated amortization	(64,389)	(54,167)
Balance at end of period/year	$23,977	$34,768

Lease liabilities consist of the following:

	As of March 31, 2022	As of December 31, 2021

Lease payments
Office space	$19,277	$29,102
Office equipment	3,930	4,387
Total lease payments	23,207	33,489
Less: discount	(362)	(624)
Lease obligation	22,845	32,865
Less: current obligations	(20,285)	(30,289)
Lease obligation, net of current portion	$2,560	$2,576

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of March 31, 2022	As of December 31, 2021

Office equipment	$27,775	$27,954
Computer equipment	102,889	103,552
Furniture and fittings	7,910	7,961
Software and website	16,154	16,258
	154,728	155,725
Less: Accumulated depreciation	(133,694)	(131,677)
Balance at end of period/year	$21,034	$24,048

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended March 31, 2022 and 2021 were $2,867 and $4,433 respectively.

6.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of March 31, 2022	As of December 31, 2021

Provisions and accruals	$28,695	$44,482
Others (1)	300,984	298,179
Balance at end of period/year	$329,679	$342,661

(1)	Other payables mainly consist of members allocated redemption points for commissions.

7.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of March 31, 2022	As of December 31, 2021
Amount due from related parties
Asia Food People Sdn Bhd (1)	$3,231	$3,252
G2lux Sdn Bhd (2)	42,573	37,099
Ho Wah Genting Berhad (3)	4,998	5,030
Snatch Asia Sdn Bhd (4)	4,371	4,424
Total Amount due from related parties	$55,174	$49,805

Amount due to related parties
Ho Wah Genting Group Sdn Bhd (5)	$815,068	$626,308
Dato’ Lim Hui Boon (6)	71,397	71,857
Ho Wah Genting Holding Sdn Bhd (7)	59,497	59,880
Grande Legacy Inc. (8)	3,425,756	3,506,976
Grandelife Inc (9)	—	2,012
Total Amount due to related parties	$4,371,719	$4,267,033

The related party balances are unsecured, interest-free and repayable on demand.

(1)	A director of the Company, Leong Yee Ming, is also a director of Asia Food People Sdn Bhd (“AFP”). The amount due from AFP as at March 31, 2022 and December 31, 2021, were advances made to AFP.

(2)	A director of the Company, Leong Yee Ming, is also a director of G2lux Sdn Bhd (“G2lux”). The amount due from G2lux as at March 31, 2022 and December 31, 2021, were advances made to G2lux.

(3)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

(4)	A director of the Company, Leong Yee Ming, is also a director of Snatch Asia Sdn Bhd (“SASB”). The amount due from SASB as at March 31, 2022 and December 31, 2021, were advances made to SASB.

(5)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”).

(6)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as at March 31, 2022 and December 31, 2021, were advances made to the Company.
(7)	A former director of the Company, Lim Wee Kiat, is also a director of Ho Wah Genting Holding Sdn Bhd.

The Company entered into a lease arrangement with Ho Wah Genting Holding Sdn Bhd for corporate office facility. The 3 years lease arrangement commenced on 1st May 2022 with the monthly rental of approximately $3,220 per month.

(8)	A director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $nil and $120,000 charged to GL for the three months ended March 31, 2022 and 2021 respectively.

(9)	A director of the Company, Leong Yee Ming, is also a director of Grandelife Inc (“GR”). The amount due from GR as at December 31, 2021 were advances made by GR to the Company.

(10)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer and former officers of the Company:

	March 31, 2022	March 31, 2021

Lim Wee Kiat	$12,882	$13,279
Leong Yee Ming	12,167	10,328
	$25,049	$23,607

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

HWGC Holdings Limited is the holding company for Vitaxel SDN BHD (“VitaxelSB”), and Vitaxel Online Mall SDN BHD (“Vionmall”), both of which are wholly owned subsidiaries of the Company, incorporated under the laws of the Country of Malaysia.

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

We presently have approximately 5,700 total members. As of March 31, 2022, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries.

Recent Developments

On April 8, 2022, Financial Industry Regulatory Authority, Inc. (“FINRA”) notified the Company that (i) the change of the Company’s name from “Vitaxel Group Limited” to “HWGC Holdings Limited” and (ii) the 1-for-10 reverse stock split of the Company’s common stock took effect on the Over-The-Counter Market on April 11, 2022. On May 9, 2022, the trading symbol of the Company was changed to “HWGC” to reflect the name change of the Company .

As a result of the filing of the Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada on March 8, 2022, the authorized share capital of the Company increased to 425,000,000 shares, consisting of 400,000,000 shares of common stock and 25,000,000 shares of preferred stock.

On March 10, 2022, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of the Relative Rights and Preferences of The Redeemable Convertible Preferred Stock (the “Certificate of Designation”). Pursuant to the Certificate of Designation, the Board of Directors of the Company authorized the creation 25,000,000 shares of Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “RCPS”). The RCPS is ranked senior to all classes or series of the Company’s common stock and does not have any voting rights. However, the holders of the RCPS are entitled to receive, when declared by the Board of Directors, cumulative cash dividends at the rate of 6% per annum on each $1.00 per RCPS. Commencing on the date of issuance, the dividends on the RCPS shall accrue and be cumulative, payable annually in arrears on the 30th business day on each anniversary of the issue date. Dividends will accumulate whether or not the Company has earnings or whether funds are legally available or declared by the Board, and no interest will be payable on any dividends which may be in arrears. Each share of RCPS shall be convertible into one share of common stock of the Company, upon the Board approving the initiation of the listing process to list the shares of the Company on any stock exchange, or upon the written approval of the Company. The Company may also, at its option, redeem the RCPS for cash at a redemption price of $1.00 per share plus any accumulated and unpaid dividends thereon. Notwithstanding, all outstanding RCPS shall be redeemable by the Company on the second anniversary of the issuance date thereof.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended March 31, 2022 and 2021 and the related notes thereto.

Revenue

We recognized $17 and $134 revenues for the periods ended March 31, 2022 and 2021, respectively. The decrease in revenue was attributable to decrease in sales in VitaxelSB in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended March 31, 2022 was $11 compared to $98 for the period ended March 31, 2021. The decrease was attributable to the decrease in sales.

Gross Profit

Gross profit for the period ended March 31, 2022 was $6 compared to $36 for the period ended March 31, 2021. The decrease was attributable to the decrease in sales.in current period as compared to the same period last year.

Operating Expenses

For the period ended March 31, 2022, we incurred total operating expenses in the amount of $127,055, composed of selling expenses of $nil and general and administrative expenses totalling $127,055. Whilst, for the period ended March 31, 2021, we incurred total operating expenses in the amount of $122,163, composed of selling expenses of $23 and general and administrative expenses totalling $122,140. The decrease of $23 or 100% for the selling expenses, along with the decrease of $4,915 or 4% for the administrative expenses, caused total operating expenses to decrease by $4,892 or 4%

Liquidity and Capital Resources

As of March 31, 2022, we had a cash balance of $47,588. During the period ended March 31, 2022, net cash used in operating activities totalled $108,483. Net cash used in investing activities totalled $nil. Net cash provided by financing activities during the period totalled $119,316. The resulting change in cash for the period was a increase of $10,555, which was primarily due to proceeds from related parties.

As of March 31, 2022, we had current liabilities of $4,850,403, which was composed of amount due to related parties of $4,371,719, commission payables of $125,507, accounts payable of $3,213, accruals and other payable of $329,679 and lease obligation of $20,285.

We had net liabilities of $4,679,662 and $4,585,965 as of March 31, 2022 and December 31, 2021, respectively.

Going Concern

For the period ended March 31, 2022, the Company reported a net loss of $123,352 and had negative working capital of $4,724,673. The Company had an accumulated deficit of $9,722,171 as of March 31, 2022 due to the fact that the Company incurred losses during the years prior to March 31, 2022.

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

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

As many parts of the world is currently under lockdown or restrictive movement orders due to the current COVID-19 pandemic, we believe that all companies related to the travel, entertainment and lifestyle industry have been negatively impacted. Our Company is not spared either. We do not foresee any income contribution from this business, until the destination areas (in particular South-East Asia and Europe) reopen their countries to allow foreign visitors again.

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

In the Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 29, 2022, we provided an update that the Malaysian Government issued a National Recovery Plan to cater for both the pandemic period and post-pandemic period. The National Recovery Plan, which basically spell out 4 different phases of control order, are still in effect until to date of this report; Phase 4 are no longer having all states under lockdown and that all business and social activities within the country are permitted to operate. Although to date, many restrictions have been lifted, the Company is still uncertain of the effect of the post-pandemic, where the Company may still expect long-term disruptions on its existing operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Please refer to Note 2 Summary of Significant Accounting Policies of the Financial Statements on Form 10-K filed with the SEC on March 29, 2022, for disclosures regarding the critical accounting policies related to our business.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2022. Based upon the participation in that evaluation, it has been concluded that the disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On March 2, 2022, the Company filed the Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada, which implemented: (i) a change of the Company’s name from “Vitaxel Group Limited” to “HWGC Holdings Limited” (the “Name Change”) (ii) a 1-for-10 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) and (iii) an increase in the authorized share capital from 71,000,000 shares, consisting of 70,000,000 shares of common stock and 1,000,000 shares of preferred stock, to 425,000,000 shares, consisting of 400,000,000 shares of common stock and 25,000,000 shares of preferred stock. On April 11, 2022, the Company’s common stock started trading on the Reverse Stock Split basis and under the name, “HWGC Holdings Limited.”

On May 9, 2022, the ticker symbol of the Company became HWGC to reflect the new name of the Company.

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

HWGC HOLDINGS LIMITED

Date: May 12, 2022	By:	/s/ Leong Yee Ming
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)