Form 10-Q
period 2022-06-30
HWGC Holdings Ltd
filed 2022-08-12
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55685

HWGC HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Level 2, 31-33,

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

As of August 12, 2022, there were 5,408,790 shares of registrant’s common stock, par value $0.0001 per share.

HWGC HOLDINGS LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”), filed with the SEC on March 29, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

As used in this Quarterly Report, the terms “we,”“us,”“Company,” and “our” mean HWGC Holdings Limited and its and its wholly-owned subsidiaries, Vitaxel SDN BHD (“VitaxelSB”) and Vitaxel Online Mall SDN BHD (“Vionmall”), both of which are incorporated under the laws of Malaysia. The share and per share information in the in this Quarterly Report and the accompanying financial statements reflects a reverse stock split of our outstanding Common Stock at a 1-for-10 ratio, effective as of March 2, 2022.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

HWGC HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of June 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$11,422	$37,033
Amount due from related parties	56,758	49,805
Inventories	—	—
Other receivables, prepayments and other current assets	16,940	37,333
Total Current Assets	85,120	124,171

Non-current assets
Right-of-use assets	93,484	34,768
Property and equipment, net	17,874	24,048
Total Non-Current Assets	111,358	58,816

TOTAL ASSETS	$196,478	$182,987

LIABILITIES
Current liabilities
Amounts due to related parties	$4,254,691	$4,267,033
Commission payables	119,652	126,315
Accounts payable	817	78
Accruals and other payables	338,583	342,661
Lease obligation	17,682	30,289
Total Current Liabilities	4,731,425	4,766,376

Non-current liabilities
Lease obligation, net of current portion	76,186	2,576
Total Non-Current Liabilities	76,186	2,576
TOTAL LIABILITIES	4,807,611	4,768,952

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.0001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.0001: 400,000,000 shares authorized; 5,409,310 shares issued and outstanding	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,754,967)	(9,598,819)
Accumulated other comprehensive income	388,627	257,647
Total Stockholders’ Equity	(4,611,133)	(4,585,965)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196,478	$182,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWGC HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE	$308	$4,128	$325	$4,262

COST OF REVENUE	(281)	(4,008)	(292)	(4,106)

GROSS PROFIT	27	120	33	156

OPERATING EXPENSES
Selling expense	—	—	—	(23)
General and administrative expenses	(188,834)	(107,554)	(315,889)	(229,694)
Total operating expenses	(188,834)	(107,554)	(315,889)	(229,717)

LOSS FROM OPERATIONS	(188,807)	(107,434)	(315,856)	(229,561)

OTHER INCOME/(EXPENSE), NET
Other income	158,670	120,000	165,051	240,000
Other expense	(2,659)	(5,228	(5,343)	(7,171)
Total Other income / (Expense), net	156,011	114,772	159,708	232,829

Net Income / (Loss)	$(32,796)	$7,338	$(156,148)	$3,268

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	101,325	3,639	130,980	140,154

TOTAL COMPREHENSIVE INCOME (LOSS)	$68,529	$10,977	$(25,168)	$143,422

Weighted average number of common shares outstanding - basic and diluted	54,087,903	54,087,903	54,087,903	54,087,903
Net Income (Loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWGC HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income	$(156,148)	$3,268
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	28,915	31,893
Interest expenses on lease obligation	1,747	905
Changes in operating assets and liabilities
Other receivables, prepayments and other current assets	20,393	6,079
Inventories	—	122
Accounts Payable	739	(154)
Commission payables	(6,663)	(4,117)
Accrued expense and other payables	(4,078)	(12,653)
Net cash (used in) / provided by operating activities	(115,095)	25,343

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of rights-of-use assets	(21,077)	—
Disposal of rights-of-use assets	5,379	—
Net cash used in investing activities	(15,698)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	(14,354)	(19,793)
Proceeds from / (Repayment to) related parties	120,840	(9,828)
Net cash provided by / (used in) financing activities	106,486	(29,621)

EFFECT OF EXCHANGE RATES ON CASH	(1,304)	(1,323)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,611)	(5,601)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,033	46,551

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,422	$40,950

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWGC HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND BUSINESS

HWGC Holdings Limited (“the Company”) formerly known as Vitaxel Group Limited, incorporated in Nevada, is engaged in direct selling industry and online shopping platform primarily through its operating entities in Malaysia.

Vitaxel SDN BHD (“VitaxelSB”), was incorporated in Malaysia on August 10, 2012. VitaxelSB is primarily engaged in the direct selling industry utilizing a multi-level marketing model with an emphasis on travel, entertainment and lifestyle products and services.

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of June 30, 2022, results of operations for the six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations for the entire fiscal year.

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

For the period ended June 30, 2022, the Company reported a net loss of $156,148 and had negative working capital of $4,646,305. The Company had an accumulated deficit of $9,754,967 as of June 30, 2022 due to the fact that the Company incurred losses during the years prior to June 30, 2022.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	June 30, 2022	December 31, 2021
Other receivables	$—	$—
Deposits (1)	10,676	14,744
Prepayments (2)	6,264	22,589
	$16,940	$37,333

(1)	Deposits represented payments for rental and utilities.
(2)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	LEASES

The Company’s leases consist of operating leases for office space and office equipment, with operating lease for terms between 2 to 5 years. As the operating lease does not provide an implicit interest rate, management estimated a current borrowing rate of 3.5% in determining the present value of the lease.

Right-of-use assets consist of the following:

	As of June 30, 2022	As of December 31, 2021
Office space	$96,232	$81,897
Office equipment	6,666	7,038
	102,898	88,935
Less: Accumulated amortization	(9,414)	(54,167)
Balance at end of period/year	$93,484	$34,768

Lease liabilities consist of the following:

	As of June 30, 2022	As of December 31, 2021

Lease payments
Office space	$94,951	$29,102
Office equipment	3,338	4,387
Total lease payments	98,289	33,489
Less: discount	(4,421)	(624)
Lease obligation	93,868	32,865
Less: current obligations	(17,682)	(30,289)
Lease obligation, net of current portion	$76,186	$2,576

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of June 30, 2022	As of December 31, 2021

Office equipment	$26,480	$27,954
Computer equipment	98,452	103,552
Furniture and fittings	7,541	7,961
Software and website	15,401	16,258
	147,874	155,725
Less: Accumulated depreciation	(130,000)	(131,677)
Balance at end of period/year	$17,874	$24,048

Depreciation expenses charged to the statements of operations and comprehensive loss for the six month periods ended June 30, 2022 and 2021 were $5,437 (3 months $2,570) and $8,490 (3 months $4,057) respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of June 30, 2022	As of December 31, 2021
Provisions and accruals	$57,506	$44,482
Others (1)	281,077	298,179
Balance at end of period/year	$338,583	$342,661

(1)	Other payables mainly consist of members allocated redemption points for commissions.

8.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of June 30, 2022	As of December 31, 2021
Amount due from related parties
Asia Food People Sdn Bhd (1)	$3,078	$3,252
G2lux Sdn Bhd (2)	44,747	37,099
Ho Wah Genting Berhad (3)	4,168	5,030
Snatch Asia Sdn Bhd (4)	4,765	4,424
Total Amount due from related parties	$56,758	$49,805

Amount due to related parties
Ho Wah Genting Group Sdn Bhd (5)	$860,995	$626,308
Dato’ Lim Hui Boon (6)	68,066	71,857
Ho Wah Genting Holding Sdn Bhd (7)	56,721	59,880
Grande Legacy Inc. (8)	3,208,909	3,506,976
HWGG Capital P.L.C. (9)	60,000	2,012
Total Amount due to related parties	$4,254,691	$4,267,033

The related party balances are unsecured, interest-free and repayable on demand.

(1)	The Chief Executive Officer, Chief Financial Officer Chairman and a director of the Company, Leong Yee Ming, is also a director of Asia Food People Sdn Bhd (“AFP”). The amount due from AFP as at June 30, 2022 and December 31, 2021, were advances made to AFP.

(2)	The Chief Executive Officer, Chief Financial Officer, Chairman and a director of the Company, Leong Yee Ming, is also a director of G2lux Sdn Bhd (“G2lux”). The amount due from G2lux as at June 30, 2022 and December 31, 2021, were advances made to G2lux.

(3)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

(4)	The Chief Executive Officer, Chief Financial Officer and a director of the Company, Leong Yee Ming, is also a director of Snatch Asia Sdn Bhd (“SASB”). The amount due from SASB as at June 30, 2022 and December 31, 2021, were advances made to SASB.

(5)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”).

(6)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as June 30, 2022 and December 31, 2021, were advances made to the Company.

(7)	A former director of the Company, Lim Wee Kiat, who is also a son of the President of the Company, is also a director of Ho Wah Genting Holding Sdn Bhd.

On February 1, 2022, VitaxelSB, the Company’s subsidiary, entered into a three-year lease arrangement with Ho Wah Genting Holding Sdn Bhd (the “Lease”), pursuant to which the Company is leasing this space for its corporate office. They monthly rent of $3,220 commenced on May 1, 2022. The Lease may be terminated by any party by a three-month advanced written notice.

(8)	The Chief Executive Officer, Chief Financial Officer, Chairman and a director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $50,000 and $240,000 charged to GL for the six months ended June 30, 2022 and 2021 respectively.

(9)	Lim Chun Hoo, a son of the President, Dato’ Lim Hui Boon, is a shareholder and former director of HWGG Capital P.L.C.

(10)	Payments in form of fees have been made to the following officers of the Company:

	June 30, 2022	June 30, 2021

Lim Wee Kiat	$25,287	$26,357
Leong Yee Ming	19,902	20,500
	$45,189	$46,857

9.	SUBSEQUENT EVENTS

On July 21, 2022, the Company entered into a share exchange agreement (the “HWGG Share Exchange Agreement”) with HWGG Capital P.L.C., a Labuan company (“HWGG Capital”), and all of the shareholders of HWGG Capital (the “Shareholders”). Subject to the closing conditions set forth in the HWGG Share Exchange Agreement, each Shareholder irrevocably agreed to transfer and assign to the Company all HWGG Capital’s shares held by such Shareholders in exchange for an aggregate of 91,666,667 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange (the “HWGG Transaction”), HWGG Capital will be a wholly owned subsidiary of the Company.

Subject to the terms and conditions of the HWGG Share Exchange Agreement, at the closing of the HWGG Transaction, each issued and outstanding share of HWGG Capital shall be exchanged for such number of shares of newly issued shares Common Stock (the “Exchange Shares”) for an aggregate of $55,000,000. The number of Exchange Shares will be calculated based on a $0.60 share price.

The consummation of the HWGG Transaction is subject to certain closing conditions, including, among other matters: (a) approval by the Labuan Finance Services Authority of the change in ownership of the Company; (b) the Securities and Exchange Commission (the “SEC”) declaring effective the HWGC Holding’s statement on Form S-4 that will be filed in connection with the registration of the Exchange Shares; (c) the accuracy of the parties’ respective representations and warranties in the HWGG Share Exchange Agreement, subject to specified materiality qualifications; compliance by the parties with their respective pre-closing obligations in the HWGG Share Exchange Agreement in all material respects.

On August 9, 2022, the Company entered into another share exchange agreement (the “Fintech Share Exchange Agreement”) with Fintech Scion Limited (“Fintech”), a private limited company incorporated in the United Kingdom, and all of the shareholders of Fintech. Subject to the closing conditions set forth in the Fintech Share Exchange Agreement, each shareholder of Fintech irrevocably agreed to transfer and assign to the Company all Fintech’s shares held by such shareholders in exchange for an aggregate of 101,666,667 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange (the “Fintech Transaction”), Fintech will be a wholly owned subsidiary of the Company.

Subject to the terms and conditions of the Fintech Share Exchange Agreement, at the closing of the Fintech Transaction, each issued and outstanding share of HWGG Capital shall be exchanged for such number of shares of newly issued shares Common Stock (the “Exchange Shares”) for an aggregate of $61,000,000. The number of Exchange Shares will be calculated based on a $0.60 share price.

The consummation of the Fintech Transaction is subject to certain closing conditions, including, among other matters: (a) any required notices have been sent to the United Kingdom’s Financial Conduct Authority regarding the change in ownership of Fintech; (b) the SEC declaring effective the registration statement on Form S-4 that will be filed in connection with the registration of the shares of Common Stock to be issued to the shareholders of HWGG Capital in accordance with the terms of the HWGG Share Exchange Agreement; (c) the accuracy of the parties’ respective representations and warranties in the Fintech Share Exchange Agreement, subject to specified materiality qualifications; (d) compliance by the parties with their respective pre-closing obligations in the Share Exchange Agreement in all material respects; and (e) the absence of a Seller Material Adverse Effect (as defined in the Fintech Share Exchange Agreement).

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

Overview and Recent Developments

HWGC Holdings Limited is a holding company that runs and operates the e-commerce business through its two wholly-owned subsidiaries, VitaxelSB and Vionmall, both of which are incorporated in Malaysia.

VitaxelSB is a global direct selling, multi-level marketing (“MLM”) company offering travel, entertainment, lifestyle and other products and services principally through electronic commerce commonly referred to as e-commerce.

Vionmall is involved in e-commerce business, through its platforms: Vionmarket, VTrips and VMall. Vionmarket is a rebate website that provide retail sales direct to consumers. However, Vionmarket does not develop or manufacture the products and services. VTrips is a platform that provides concessionary and travel packages to the public and members of VitaxelSB. VMall is an e-commerce platform launched in the first quarter of 2021.

We presently have approximately 5,700 total members. As of June 30, 2022, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries.

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

We have experienced and are continuing to experience significant disruptions to our business operations due to circumstances related to COVID-19. The government-imposed quarantines, office closings, travel restrictions negatively impacted our business operations, as specifically related to the travel, entertainment and lifestyle industry.

Specifically, our multi-level marketing (“MLM”) business is negatively impacted due to the fact that being a business built on fostering personal relationship and expanding new contacts, most distributors are unable to carry out the more important aspects of regular face to face visits and appointments, promotional events and direct coaching to continuously improve their team’s skills, motivation and knowledge of our products. Fortunately, we are still able to connect to our leaders via calls, emails and different forms of announcement using an online communication such as Skype and Zoom to keep the leaders and members abreast with our status and development. As such, our MLM operation is still ongoing, however, slower than usual. Until the countries in South Asia and in Europe allow foreign visitors to travel without restrictions, we anticipate continuing of these significant disruptions which reduces our revenue.

In the Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 29, 2022, we provided an update that the Malaysian Government issued a National Recovery Plan to cater for both the pandemic period and post-pandemic period. As of the date of this Quarterly Report, the National Recovery Plan, which basically spells out 4 different phases of control order, is still in effect; Although to date, many restrictions have been lifted, the Company is still uncertain of the effect of the post-pandemic, where the Company may still expect long-term disruptions on its existing operations.

Share Exchange Agreements with HWGG Capital and Fintech Scion Limited

On July 21, 2022, the Company entered into a share exchange agreement (the “HWGG Share Exchange Agreement”) with HWGG Capital P.L.C., a Labuan company (“HWGG Capital”), and all of the shareholders of HWGG Capital (the “Shareholders”). Subject to the closing conditions set forth in the HWGG Share Exchange Agreement, each Shareholder irrevocably agreed to transfer and assign to the Company all HWGG Capital’s shares held by such Shareholders in exchange for an aggregate of 91,666,667 newly issued shares of the Company’s Common Stock. Following the closing of the share exchange (the “HWGG Transaction”), HWGG Capital will be a wholly owned subsidiary of the Company.

Subject to the terms and conditions of the HWGG Share Exchange Agreement, at the closing of the HWGG Transaction, each issued and outstanding share of HWGG Capital shall be exchanged for such number of shares of newly issued shares Common Stock (the “Exchange Shares”) for an aggregate of $55,000,000. The number of Exchange Shares will be calculated based on a $0.60 share price.

The consummation of the HWGG Transaction is subject to certain closing conditions, including, among other matters: (a) approval by the Labuan Finance Services Authority of the change in ownership of the Company; (b) the Securities and Exchange Commission (the “SEC”) declaring effective the HWGC Holding’s statement on Form S-4 that will be filed in connection with the registration of the Exchange Shares; (c) the accuracy of the parties’ respective representations and warranties in the HWGG Share Exchange Agreement, subject to specified materiality qualifications; compliance by the parties with their respective pre-closing obligations in the HWGG Share Exchange Agreement in all material respects.

On August 9, 2022, the Company entered into another share exchange agreement (the “Fintech Share Exchange Agreement”) with Fintech Scion Limited (“Fintech”), a private limited company incorporated in the United Kingdom, and all of the shareholders of Fintech. Subject to the closing conditions set forth in the Fintech Share Exchange Agreement, each shareholder of Fintech irrevocably agreed to transfer and assign to the Company all Fintech’s shares held by such shareholders in exchange for an aggregate of 101,666,667 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange (the “Fintech Transaction”), Fintech will be a wholly owned subsidiary of the Company.

Subject to the terms and conditions of the Fintech Share Exchange Agreement, at the closing of the Fintech Transaction, each issued and outstanding share of HWGG Capital shall be exchanged for such number of shares of newly issued shares Common Stock (the “Exchange Shares”) for an aggregate of $61,000,000. The number of Exchange Shares will be calculated based on a $0.60 share price.

The consummation of the Fintech Transaction is subject to certain closing conditions, including, among other matters: (a) any required notices have been sent to the United Kingdom’s Financial Conduct Authority regarding the change in ownership of Fintech; (b) the SEC declaring effective the registration statement on Form S-4 that will be filed in connection with the registration of the shares of Common Stock to be issued to the shareholders of HWGG Capital in accordance with the terms of the HWGG Share Exchange Agreement; (c) the accuracy of the parties’ respective representations and warranties in the Fintech Share Exchange Agreement, subject to specified materiality qualifications; (d) compliance by the parties with their respective pre-closing obligations in the Share Exchange Agreement in all material respects; and (e) the absence of a Seller Material Adverse Effect (as defined in the Fintech Share Exchange Agreement).

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended June 30, 2022 and 2021 and the related notes thereto.

Revenue

We recognized $308 and $4,128 revenues for the periods ended June 30, 2022 and 2021, respectively. The overall decrease in revenue was attributable to the decrease in sales in VTrip from Vionmall in current period.

Cost of Sales

Cost of sales for the period ended June 30, 2022 was $281 compared to $4,008 for the period ended June 30, 2021. The decrease was due to decrease in revenue in current period.

Gross Profit

Gross profit for the period ended June 30, 2021 was $120 compared to $573 for the period ended June 30, 2020. The decrease was due to product sales of VitaxelSB in the same period last year has a higher margin as compare to sales from Vionmall in current period.

Operating Expenses

For the period ended June 30, 2022, we incurred total operating expenses in the amount of $188,834, composed solely of general and administrative expenses. Whilst, for the period ended June 30, 2021, we incurred total operating expenses in the amount of $107,554, composed solely of general and administrative expenses. The decrease of $81,280 or 76% for the administrative expenses represent the decrease in total operating expenses.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the six months ended June 30, 2022 and 2021 and the related notes thereto.

Revenue

We recognized $325 and $4,262 revenues for the periods ended June 30, 2022 and 2021, respectively. Revenue in previous period is mainly contributed by VTrip sales as compared to the same period in current year, which were contributed by Vitaxel’s product sale. The decrease in revenue is attributable to the decrease in VTrip sales in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended June 30, 2022 was $292 compared to $4,106 for the period ended June 30, 2021. The decrease was due to decrease in revenue in current period.

 Gross Profit

Gross profit for the period ended June 30, 2022 was $33 compared to $156 for the period ended June 30, 2021. The decrease was attributable to the decrease in revenue in current period as compared to the same period last year.

Operating Expenses

For the period ended June 30, 2022, we incurred total operating expenses in the amount of $315,889, composed solely of general and administrative expenses. Whilst, for the period ended June 30, 2021, we incurred total operating expenses in the amount of $229,717, composed of selling expenses of $23 and general and administrative expenses totalling $229,694. The decrease of $23 or 100% for the selling expenses, along with the increase of $86,195 or 38% for the administrative expenses, caused total operating expenses to increase by $86,172 or 38%.

Liquidity and Capital Resources

As of June 30, 2022, we had a cash balance of $11,422. During the period ended June 30, 2022, net cash used in operating activities totalled $115,095. Net cash used in investing activities totalled $15,698. Net cash provided by financing activities during the period totalled $106,486. The resulting change in cash for the period was a decrease of $25,611, which was primarily due to payments made for operating activities during the period.

As of June 30, 2022, we had current liabilities of $4,731,425, which was composed of amount due to related parties of $4,254,691, commission payables of $119,652, accounts payable of $817, accruals and other payable of $338,583 and lease obligation of $17,682.

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

We had net liabilities of $4,611,133 and $4,666,942 as of June 30, 2022 and June 30, 2021, respectively.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2022. Based upon the participation in that evaluation, it has been concluded that the disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWGC HOLDINGS LIMITED

Date: August 12, 2022	By:	/s/ Leong Yee Ming
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)