Form 10-Q
period 2022-09-30
HWGC Holdings Ltd
filed 2022-11-10
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55685

HWGC HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Portman House,

2 Portman Street,
London, W1H 6DU, United Kingdom.
(Address of principal executive offices)

+44 – 203 – 982 – 5041
(Registrant’s telephone number, including area code)

Level 2, 31-33,

Jalan Maharajalela, 50150
Kuala Lumpur, Malaysia

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
Yes ☐ No ☒

As of November 8, 2022, there were 5,409,310 shares of registrant’s common stock, par value $0.001 per share.

HWGC HOLDINGS LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

HWGC HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of September 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$47,178	$37,033
Amount due from related parties	55,997	49,805
Inventories	—	—
Other receivables, prepayments and other current assets	26,529	37,333
Total Current Assets	129,704	124,171

Non-current assets
Right-of-use assets	80,202	34,768
Property and equipment, net	14,593	24,048
Total Non-Current Assets	94,795	58,816

TOTAL ASSETS	$224,499	$182,987

LIABILITIES
Current liabilities
Amounts due to related parties	$4,324,975	$4,267,033
Commission payables	113,757	126,315
Accounts payable	140	78
Accruals and other payables	339,043	342,661
Lease obligation	8,443	30,289
Total Current Liabilities	4,786,358	4,766,376

Non-current liabilities
Lease obligation, net of current portion	72,432	2,576
Total Non-Current Liabilities	72,432	2,576
TOTAL LIABILITIES	4,858,790	4,768,952

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 shares authorized; 5,409,310 shares issued and outstanding	5,409	5,409
Additional paid-in capital	4,749,798	4,749,798
Accumulated deficit	(9,934,315)	(9,598,819)
Accumulated other comprehensive income	544,817	257,647
Total Stockholders’ Equity	(4,634,291)	(4,585,965)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,499	$182,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWGC HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE	$—	$(1,360)	$325	$2,902

COST OF REVENUE	—	1,320	(292)	(2,786)

GROSS PROFIT	—	(40)	33	116

OPERATING EXPENSES
Selling expense	—	—	—	(23)
General and administrative expenses	(217,953)	(103,244)	(533,842)	(332,938)
Total operating expenses	(217,953)	(103,244)	(533,842)	(332,961)

LOSS FROM OPERATIONS	(217,953)	(103,284)	(533,809)	(332,845)

OTHER INCOME/(EXPENSE), NET
Other income	39,383	120,000	204,434	360,000
Other expense	(778)	(5,436)	(6,121)	(12,607)
Total Other income / (Expense), net	38,605	114,564	198,313	347,393

Net Income / (Loss)	$(179,348)	$11,280	$(335,496)	$14,548

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	156,190	41,147	287,170	181,301

TOTAL COMPREHENSIVE INCOME (LOSS)	$(23,158)	$52,427	$(48,326)	$195,849

Weighted average number of common shares outstanding - basic and diluted	5,409,310	5,409,310	5,409,310	5,409,310
Net Income (Loss) per share - basic and diluted	$(0.03)	$0.00	$(0.06)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWGC HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income	$(335,496)	$14,548
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	40,259	47,044
Interest expenses on lease obligation	2,525	1,347
Changes in operating assets and liabilities
Other receivables, prepayments and other current assets	10,803	(3,917)
Inventories	—	145
Accounts Payable	62	1,455
Commission payables	(12,558)	(5,304)
Accrued expense and other payables	(3,618)	(21,415)
Net cash (used in) / provided by operating activities	(298,023)	33,903

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of rights-of-use assets	(22,484)	—
Disposal of rights-of-use assets	965	—
Net cash used in investing activities	(21,519)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	(24,371)	(35,220)
Proceeds from / (Repayment to) related parties	358,783	(5,282)
Net cash provided by / (used in) financing activities	334,412	(40,502)

EFFECT OF EXCHANGE RATES ON CASH	(4,725)	(1,690)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,145	(8,289)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,033	46,551

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,178	$38,262

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

Although the Company had not yet received the approval from the Labuan Finance Services Authority, on August 16, 2022, the Company filed a registration statement with the SEC on Form S-4 with respect to the HWGG Transaction. The SEC took the position that since the shareholders had already approved the HWGG transaction, the Form S-4 was not the appropriate form of registration. Since the SEC did not accept the Company’s position on this issue, the Company withdrew the Form S-4.

As of the date of this report, the HWGG Transaction and Fintech Transaction have not been consummated yet.

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of September 30, 2022, results of operations for the nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations for the entire fiscal year.

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

For the period ended September 30, 2022, the Company reported a net loss of $335,496 and had negative working capital of $4,729,086. The Company had an accumulated deficit of $9,934,315 as of September 30, 2022 due to the fact that the Company incurred losses during the years prior to September 30, 2022.

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

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	As of September 30, 2022	As at December 31, 2021
Other receivables	$—	$—
Deposits (1)	10,150	14,744
Prepayments (2)	16,379	22,589
Balance at end of period/year	$26,529	$37,333

(1)	Deposits represented payments for rental and utilities.
(2)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	LEASES

The Company’s leases consist of operating leases for office space and office equipment, with operating lease for terms between 2 to 5 years. As the operating lease does not provide an implicit interest rate, management estimated a current borrowing rate of 3.5% in determining the present value of the lease.

Right-of-use assets consist of the following:

	As of September 30, 2022	As of December 31, 2021
Office space	$91,491	$81,897
Office equipment	6,338	7,038
	97,829	88,935
Less: Accumulated amortization	(17,627)	(54,167)
Balance at end of period/year	$80,202	$34,768

Lease liabilities consist of the following:

	As of September 30, 2022	As of December 31, 2021

Lease payments
Office space	$81,537	$29,102
Office equipment	2,784	4,387
Total lease payments	84,321	33,489
Less: discount	(3,446)	(624)
Lease obligation	80,875	32,865
Less: current obligations	(8,443)	(30,289)
Lease obligation, net of current portion	$72,432	$2,576

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of September 30, 2022	As of December 31, 2021

Office equipment	$25,175	$27,954
Computer equipment	93,601	103,552
Furniture and fittings	7,170	7,961
Software and website	14,642	16,258
	140,588	155,725
Less: Accumulated depreciation	(125,995)	(131,677)
Balance at end of period/year	$14,593	$24,048

Depreciation expenses charged to the statements of operations and comprehensive loss for the nine month periods ended September 30, 2022 and 2021 were $7,908 (3 months $2,471) and $12,224 (3 months $3,734) respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of September 30, 2022	As of December 31, 2021
Provisions and accruals	$71,642	$44,482
Others (1)	338,585	298,179
Balance at end of period/year	$410,227	$342,661

(1)	Other payables mainly consist of members allocated redemption points for commissions.

8.	RELATED PARTY BALANCES AND TRANSACTIONS
	As of September 30, 2022	As of December 31, 2021
Amount due from related parties
Asia Food People Sdn Bhd (1)	$3,390	$3,252
G2lux Sdn Bhd (2)	48,183	37,099
Ho Wah Genting Berhad (3)	—	5,030
Snatch Asia Sdn Bhd (4)	4,424	4,424
Total Amount due from related parties	$55,997	$49,805

Amount due to related parties
Ho Wah Genting Group Sdn Bhd (5)	$924,057	$626,308
Dato’ Lim Hui Boon (6)	92,754	71,857
Ho Wah Genting Holding Sdn Bhd (7)	51,015	59,880
Grande Legacy Inc. (8)	2,968,732	3,506,976
HWGG Capital P.L.C. (9)	288,417	2,012
Total Amount due to related parties	$4,324,975	$4,267,033

The related party balances are unsecured, interest-free and repayable on demand.

(1)	The Chief Executive Officer, Chief Financial Officer, Chairman and a director of the Company, Leong Yee Ming, is also a director of Asia Food People Sdn Bhd (“AFP”). The amount due from AFP as at September 30, 2022 and December 31, 2021, were advances made to AFP.

(2)	The Chief Executive Officer, Chief Financial Officer, Chairman and a director of the Company, Leong Yee Ming, is also a director of G2lux Sdn Bhd (“G2lux”). The amount due from G2lux as at September 30, 2022 and December 31, 2021, were advances made to G2lux.

(3)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market.

(4)	The Chief Executive Officer, Chief Financial Officer and a director of the Company, Leong Yee Ming, is also a director of Snatch Asia Sdn Bhd (“SASB”). The amount due from SASB as at September 30, 2022 and December 31, 2021, were advances made to SASB.

(5)	The President of the Company, Dato’ Lim Hui Boon, is also the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”).

(6)	The amount due to the President of the Company, Dato’ Lim Hui Boon, as September 30, 2022 and December 31, 2021, were advances made to the Company.

(7)	A former director of the Company, Lim Wee Kiat, who is also a son of the President of the Company, is also a director of Ho Wah Genting Holding Sdn Bhd.

On February 1, 2022, VitaxelSB, the Company’s subsidiary, entered into a three-year lease arrangement with Ho Wah Genting Holding Sdn Bhd (the “Lease”), pursuant to which the Company is leasing this space for its corporate office. They monthly rent of $3,220 commenced on May 1, 2022. The Lease may be terminated by any party by a three-month advanced written notice.

(8)	The Chief Executive Officer, Chief Financial Officer, Chairman and a director of the Company, Leong Yee Ming, is also a director of Grande Legacy Inc. (“GL”).

The Company recognized management fee income of $132,500 and $240,000 charged to GL for the six months ended September 30, 2022 and 2021 respectively.

(9)	Lim Chun Hoo, a son of the President, Dato’ Lim Hui Boon, is a shareholder and former director of HWGG Capital P.L.C.

(10)	Payments in form of fees have been made to the following officers of the Company:

	September 30, 2022	September 30, 2021

Lim Wee Kiat	$37,300	$39,215
Leong Yee Ming	31,314	32,679
	$68,614	$71,894

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We presently have approximately 5,700 total members. As of September 30, 2022, approximately: 62.3% of our members reside in Malaysia, 28.9% of our members reside in Singapore, 3.7% members reside in China, approximately 2.7% members reside in Hong Kong and approximately 2.4% members reside in other countries.

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

Although the Company had not yet received the approval from the Labuan Finance Services Authority, on August 16, 2022, the Company filed a registration statement with the SEC on Form S-4 with respect to the HWGG Transaction. The SEC took the position that since the shareholders had already approved the HWGG transaction, the Form S-4 was not the appropriate form of registration. Since the SEC did not accept the Company’s position on this issue, the Company withdrew the Form S-4.

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

In the Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 29, 2022, we provided an update that the Malaysian Government issued a National Recovery Plan to cater for both the pandemic period and post-pandemic period. As of the date of this Quarterly Report, the National Recovery Plan, which basically spells out 4 different phases of control order, is still in effect; Although to date, many restrictions have been lifted, the Company is still uncertain of the effect of the post-pandemic, where the Company may still expect long-term disruptions on its existing operations.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended September 30, 2022 and 2021 and the related notes thereto.

Revenue

We recognized $nil and -$1,360 revenues for the periods ended September 30, 2022 and 2021, respectively. There were no sales generated in both VTrip and Vionmall during the period as compare to VTrip sales cancellation in prior year.

Cost of Sales

Cost of sales for the period ended September 30, 2022 was $nil compared to -$1,320 for the period ended September 30, 2021.

Gross Profit

Gross profit for the period ended September 30, 2021 was $nil compared to -$40 for the period ended September 30, 2020. There were no sales generated in both VTrip and Vionmall during the period as compare to VTrip sales cancellation in prior year.

Operating Expenses

For the period ended September 30, 2022, we incurred total operating expenses in the amount of $217,953, composed solely of general and administrative expenses. Whilst, for the period ended September 30, 2021, we incurred total operating expenses in the amount of $103,244, also composed solely of general and administrative expenses. The increase of $114,709 or 111% for the administrative expenses, which also represent the increase in total operating expenses, mainly due to the increase in spending towards professional fees during the period as compare to the same period last year.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the nine months ended September 30, 2022 and 2021 and the related notes thereto.

Revenue

We recognized $325 and $2,902 revenues for the periods ended September 30, 2022 and 2021, respectively. Revenue in previous period is mainly contributed by VTrip sales as compared to the same period in current year, which were contributed by Vitaxel’s product sale. The decrease in revenue is attributable to the decrease in VTrip sales in the current period compared to the same period last year.

Cost of Sales

Cost of sales for the period ended September 30, 2022 was $292 compared to $2,786 for the period ended September 30, 2021. The decrease was due to decrease in revenue in current period.

Gross Profit

Gross profit for the period ended September 30, 2022 was $33 compared to $116 for the period ended September 30, 2021. The decrease was attributable to the decrease in revenue in current period as compared to the same period last year.

Operating Expenses

For the period ended September 30, 2022, we incurred total operating expenses in the amount of $533,842, composed solely of general and administrative expenses. Whilst, for the period ended September 30, 2021, we incurred total operating expenses in the amount of $332,961, composed of selling expenses of $23 and general and administrative expenses totaling $332,938. The decrease of $23 or 100% for the selling expenses, along with the increase of $200,904 or 60% for the administrative expenses, led to total operating expenses to increase by $200,881 or 60%, which was mainly due to the increase in spending towards professional fees during the period as compare to the same period last year.

Liquidity and Capital Resources

As of September 30, 2022, we had a cash balance of $47,178. During the period ended September 30, 2022, net cash used in operating activities totaled $298,023. Net cash used in investing activities totaled $21,519. Net cash provided by financing activities during the period totaled $334,412. The resulting change in cash for the period was an increase of $10,145, which was primarily due to proceeds received from related parties during the period.

As of September 30, 2022, we had current liabilities of $4,786,358, which was composed of amount due to related parties of $4,324,975, commission payables of $113,757, accounts payable of $140, accruals and other payable of $339,043 and lease obligation of $8,443.

As of September 30, 2021, we had a cash balance of $38,262. During the period ended September 30, 2021, net cash provided by operating activities totaled $33,903. Net cash used in investing activities totaled $nil. Net cash used in financing activities during the period totaled $40,502. The resulting change in cash for the period was a decrease of $8,289, which was primarily due to lease payments in current period.

As of September 30, 2021, we had current liabilities of $4,720,012, which was composed of amount due to related parties of $4,222,590, commission payables of $125,953, accounts payable of $1,685, accruals and other payable of $331,798 and lease obligation of $37,986.

We had net liabilities of $4,634,291 and $4,537,413 as of September 30, 2022 and September 30, 2021, respectively.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Leong Yee Ming, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2022. Based upon the participation in that evaluation, it has been concluded that the disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

HWGC HOLDINGS LIMITED

Date: November 10, 2022	By:	/s/ Leong Yee Ming
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)