Form 10-K
period 2022-12-31
HWGC Holdings Ltd
filed 2023-04-17
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 000-55685

HWGC HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Portman House, 2 Portman Street London, W1H 6DU United Kingdom	N/A
(Address of principal executive offices)	(Zip Code)

+44 203 982 5041

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $5,966,068 (computed using the closing sales price of $3.95 per share of common stock on such date).

198,742,643 shares of common stock were issued and outstanding as of March 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with the registrant's 2023 Annual Meeting of Stockholders (the "Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Some of the factors that may cause actual results to differ materially from expected or desired results may include, without limitation, the following:

●	our results of operations and ability to achieve suitable margins will continue in line with management’s expectations,

●	we will continue to effectively execute against our key strategic growth priorities, without any material adverse impact from the COVID-19 pandemic on us our our customers’ business, financial condition, financial performance, liquidity nor any significant reduction in demand for our products and services,

●	losses owing to business failures of merchants and customers will remain in line with anticipated levels,

●	our ability to capture an increasing share of addressable markets by continuing to retain and grow existing customer relationships while adding new customers adopting our technology processing transactions in existing and new geographies at or above historical levels,

●	our continued ability to maintain our competitiveness relative to competitors’ products or services, including as to changes in terms, conditions and pricing,

●	our continued ability to manage our growth effectively,

●	that we will continue to attract and retain key talent and personnel required to achieve our plans and strategies, including sales, marketing, support and product and technology operations, in each case both domestically and internationally,

●	our ability to successfully identify, complete, integrate and realize the expected benefits of, acquisitions and manage the associated risks,

●	absence of material changes in economic conditions in our core markets, geographies and verticals,

●	the size and growth rates of our addressable markets and verticals, including that the industries in which we operate will continue to grow consistent with management’s expectations,

●	the accuracy of our assumptions as to currency exchange rates and interest rates, including inflation, and volatility in financial markets,

●	the absence of adverse changes in legislative or regulatory matters,

●	the absence of adverse changes in current tax laws,

●	projected operating and capital expenditure requirements, and

●	the COVID-19 pandemic, including any variants, having durably subsided with broad immunity achieved in our core markets, geographies and verticals, including the elimination of social distancing measures and other restrictions generally in such markets.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I.

ITEM 1. Business

Overview

HWGC Holdings Limited (“HWGC”, the “Company”, “we”, “our”, or “us”) offers digital banking services by providing the tools, skills and solutions to facilitate payment services to merchants, offering a variety of secured, online and fully managed transactions and settlements.

We provide a financial layered ecosystem built on a broad technology infrastructure that enables financial institutions to offer a consolidated experience. We support different verticals serving the business-to-business, business-to-consumer and consumer-to-business landscape.

●	Merchants are increasingly adopting various software solutions and new digital tools to operate their business and remain competitive. The scale and complexity of managing these software systems that are sourced from different providers, while seamlessly accepting payments, is challenging for merchants of any size.

Our payments platform hosts a full suite of integrated payment products and services that can be used across multiple channels (in-store, online, mobile and tablet-based) and industry verticals, including:

●	end-to-end payment processing for a broad range of payment types;
●	merchant acquiring and issuing;
●	multiple methods of mobile, contactless and QR code-based payments;
●	complementary software integrations;
●	virtual international bank account number or IBAN issuing;
●	integrated and mobile point of sale or POS solutions;
●	security and risk management solutions; and
●	reporting and analytical tools.

We integrate e-money remittance services working in the global marketplace, ranging from open banking and credit card processing, to wire solutions enabling customers to coordinate payments across a multitude of payment methods.

Our solution is delivered as a Software as a Service, or SaaS, to clients, enabling them to focus their time and energies on their operations and sales. We give clients and merchants the ability to streamline their onboarding procedures and increase customer retention, which thereby creates additional revenue.

We aim to build our market share and become a recognized leader in the payments and banking space on a global scale. Our team comprises of experienced and knowledgeable personnel in the areas of operations, sales, tech, onboarding, support, legal and compliance.

Our vision is to minimize and automate the hassle to send and receive funds globally, while ensuring security. We aim to provide merchants with a true merchant payment ecosystem or MPE where they can combine all payment needs under one system. Our technology platform uses an innovative Gateway Cashier Technology to provide our services.

Our merchants include small and medium enterprises, or SMEs, and large enterprises across numerous verticals including hospitality, e-gaming, consulting, retail, marketing and eCommerce.

Although we provide a SaaS, we believe that technology should be free and accessible to everyone. We therefore generate our revenue from our extra value-added services. We derive the majority of our revenue from fees paid by our merchants, which principally include processing fees charged as a percentage of end-to-end payment volumes. In cases where merchants subscribe only to our gateway, we generate revenue from transaction fees charged in the form of a fixed fee per transaction and a monthly fee.

Our revenue is continuous, as merchants only pay for the specific amount of service or usage they consume, rather than a flat fee for access to the service. Because of our different layers as described below, merchants sign up for different services which increases revenue for the company. We believe we can maintain long-term relationships with our clients due our customer relationship team as well as the high barriers of entry of the payment market including high switching costs resulting from set-up fees, onboarding costs and integration costs with various other providers. We also benefit from a high degree of operating leverage given the combination of our highly scalable payments platform and strong customer unit.

Corporate History and Structure

We were incorporated in Nevada on November 19, 2013 as Albero, Corp. On January 8, 2016 we changed our name from Albero, Corp. to Vitaxel Group Limited. On March 2, 2022, we changed our name from Vitaxel Group Limited to HWGC Holdings Limited. On July 21, 2022, we entered into a share exchange agreement with HWGG Capital P.L.C., a Labuan company (“HWGG Capital”), and all of the shareholders of HWGG Capital.

Following the closing of the share exchange on November 15, 2022, HWGG Capital became a wholly owned subsidiary of the Company.

On August 9, 2022, we entered into another share exchange agreement with Fintech Scion Limited (“Fintech”), a private limited company incorporated in the United Kingdom, and all of the shareholders of Fintech. Following the closing of the share exchange on November 30, 2022, Fintech became a wholly owned subsidiary of the Company.

On December 30, 2022, we entered into a stock purchase agreement with Mr Leong Yee Ming, the previous director and CEO of the Company. Following the closing of the share exchange on the same day, Vitaxel Sdn Bhd (“VSB”) and Vitaxel Online Mall Sdn Bhd (“VOM”) ceased to be the subsidiary of the Company as at December 30, 2022.

The diagram below illustrates our corporate structure:

Services

We and our subsidiaries currently focus on six business areas:

●	PSP (Payment Services Provider): acting as a PSP by providing a number of international payment solutions to merchants through contracting with card acquiring banks and international alternative payment solutions. The PSP operates under the brand name FintechCashier.

●	Business Accounts: opening corporate accounts for businesses in a variety of industries and currencies and assisting clients in operating on a global scale.

●	Settlement with Payment (SEPA & SWIFT payments): transferring funds for merchants and/or business clients to different banks in the world. This is done by transferring funds between accounts and then sending out a SWIFT or SEPA payment.

●	FX Conversion: providing foreign exchange payments through partners, and transfers the amounts to clients’ accounts or 3rd party payments (e.g., paying invoices, payrolls, goods and services etc.).

●	Acquirer: providing debit and credit card acquiring services worldwide for online merchants. Merchants are sourced through PSPs and Independent Sales Organizations.

●	Whitelabelling: providing a fully white label platform as a customized merchant back office with access to all banking payments methods.

Within the six business areas mentioned above, we provide four service layers through one platform, to help merchants expand their activities, in one full payment ecosystem:

Our MPE utilizes strict Know Your Customer, or KYC, rules and policies and incorporates fraud and risk management tools, while guaranteeing certified compliance in accordance with the European Union’s general data protection regulation or GDPR and the Payment Card Industry Data Security Standard or PCI DSS Level 1. We facilitate payment services including transactions, payouts and settlements in multiple currencies and countries.

We aim to provide an agile and innovative approach to payments services along with speedy accurate operation. Our services portfolio serves all end-to-end payment chains globally: clients, merchants, PSP providers, affiliates/partners, integrating with acquiring banks and solution providers.

Our technology and payment solutions allow businesses to develop services according to their business plans, avoiding the headache of the payment plan budgeting restraints.

We believe that our services provide multiple benefits including:

●	support of multiple currencies with optimized conversion;

●	multilingual support opens opportunities to market new services;

●	an always-on friendly management portal incorporating high availability/cloud based/real time/high performance gateway intended to guarantee service continuity and build customers’ loyalty;

●	comprehensive reports and analysis capabilities allowing clients to follow on services performances and support cash flow analysis for various transaction types (captured and referrals, refund, void, capture), as well as chargeback & retrieval disputes;

●	support of an experienced team;

●	faster onboarding and integration, with the use of only one platform to hundreds of payment providers, enabling fast ‘go live’ new services without delays and without budget restraints;

●	services manageable via a secured accessibility built-in portal; and

●	hosted payment page or HPP built into the platform to facilitate “one-click-checkout” simplicity.

Our competitive advantage as the payment hub providing multiple payment services, allows customers to get all their needs under one roof, without the need to look for other service providers. We address merchants’ payment solution needs and provide a gateway to manage their operations and relationships by providing services such as KYC and AML compliance, customer relationship management or CRM and transaction monitoring, transaction statistics and reports.

Customers

Unlike many other market players, we offer a full payment ecosystem, targeting multiple customers who include:

●	enterprises and organizations of all categories looking to minimize the costs of transferring funds;
●	online businesses looking for effective solutions to the entire process of online selling including payment collection, cross border payments; and

●	certain categories of online businesses who may have difficulties in opening and maintaining physical bank accounts in all the territories they operate. In particular, this category includes SMEs, online businesses, marketplaces, operating in various countries on a global scale.

We do not depend on one or a few major customers for our revenues.

Operations and Support Services

Our operations infrastructure is designed to deliver high-quality experiences to our customers throughout the entire payment ecosystem. Our operations and support services include:

● Merchant underwriting – Our merchant underwriting team manages applications and risk evaluation of new merchants. Our merchant base operates in end markets with high card-present volume and low levels of fraud and chargeback losses. In addition, our underwriting strategy offers merchants with a low risk profile expedited activation which enhances their customer experience.

● Merchant onboarding and activation – A business owner can sign up for a merchant account within minutes via our web-based portal. For enterprises, our merchant onboarding and activation team works closely with our partners to ensure a high-touch transition from sales to implementation and activation. Our streamlined activation and automated approval process enables fast and frictionless onboarding, providing us and our partners with enhanced speed-to-market. We are typically able to onboard even the largest and most complex merchants within 48 hours of submitting an application.

● Merchant training – We provide training materials to our merchants through a dedicated department and content delivery platform.

● Merchant risk management – Our risk management operations are designed to monitor merchant accounts on an on-going basis through our dedicated security and regulatory support (i.e compliance support, vulnerability scanning, and system monitoring and breach assistance). Once a merchant is activated, our systems are configured to automatically monitor any activity that may require additional diligence, which in turn helps minimize losses associated with fraud and default.

● Merchant support – Our merchant support team responds to inquiries from merchants seven days a week, 24 hours a day, 365 days a year. The team provides customer support for systems integrations and other technical solutions. In addition, we have a dedicated team of merchant account specialists that guide merchants through the payment acceptance process from onboarding to settlements and reporting. With a strong emphasis on first-call resolution, we seek to provide exceptional payment expertise and support for our merchants. Our customer support team is trained to quickly identify and resolve each matter in an empathetic and professional manner, reducing repeat calls and improving our operational efficiency.

● Software integrations and compliance management – We have a team of engineers and technical support staff dedicated to support software integrations and ensure compliance with all security and regulatory requirements, including PCI and Payment Application Data Security Standard compliance support, system integration and configuration guidance.

● Partner support – We have dedicated support teams who work with our software providers to address any questions or issues that may pertain to the integration of our products and solutions into their software suites. We aim to deliver end-to-end issue resolution by bringing all appropriate departments together in an integrated manner, in order to optimize partner support. In addition, we help resolve issues that may pertain to our partners’ entire portfolio of merchants or incidents pertaining to a single merchant.

● Partner services – Through our partner-facing customer relationship management system, our partners are able to track each step of the activation process of their new merchant accounts in real-time. Through this system, our partners can track their merchant portfolio, including commissions, residual payments and even support calls/recordings, in an accurate and real-time manner. We have added substantial automation to these processes, which is essential to ensure optimal experience as well as financial efficiency.

Business Strategy and Revenue Model

During the next five years, we and our subsidiaries aim to build market share and become a leading provider in the SAAS space and a global payment solution provider expanding our existing range of services and licenses to provide a full payment ecosystem on an even larger scale.

A key element will be to acquire or invest in companies in the payment space to achieve a larger portfolio of services and merchants. As of the date of this report, we do not have any binding agreements for such investments or acquisitions. The directors believe that this approach will enable FintechCashier and its subsidiaries to achieve fast growth in revenue without a corresponding increase in operational costs.

In general, we intend to develop a strong software model that fits the needs of different sized businesses; remain flexible in product offerings and offer custom solutions that meets clients’ needs; and be the market leader attuned to the marketplace, integrating products into our business portfolio for our targeted audience as well as continual research and development.

Our “layered” approach is built to serve merchants throughout their payment needs. Our vision is to enable merchants to grow their businesses worldwide by providing state of the art payment technology with financial services with no hidden costs – With one banking Application, One Payment Integration to your website., Pay as you GO.

We add value to our customers as described below:

●	SMEs – simplifying the acceptance of payments globally from a single integration;

●	Fintechs – extending their functionalities and allowing them to build better, scalable products; and

●	PSPs/Card Acquirers – transforming them into more accessible providers with over 280 application programming interface integrations in one platform and services that simplify the onboarding process.

Each layer serves a different need to merchants.

Technology Layer - our technology is a PCI level 1 payment gateway, a payment system that adheres to the compliance of PCI. PCI compliance is adherence to a set of security standards that were developed to protect card information during and after a financial transaction. The gateway is also registered with both VISA and MasterCard as a third-party provider. Targeting the main verticals markets, (acquiring, issuing and banking) our technology layer integrates service providers such as credit card acquirers, issuers, corporate accounts, open banking, transaction monitoring, Know your Customer and Know your Business providers.

Payments Layer - through our subsidiaries, we have access to multiple financial and regulatory licenses and are a Merchant of Record or MoR, authorized to open a variety of processing accounts. This allows us to onboard merchants onto our platform and manage all of their payment needs. An MoR is an entity authorized by a financial institution and responsible for processing a consumer’s credit and debit card transactions. The MoR maintains merchant accounts, processing payments, and managing credit card processing fees. The MoR also ensures compliance with the PCI-DSS, and is up to date with any laws where the transactions take place. In the last 12 months, we developed a technology software solution to operate as a Payment Initiation Service Provider, or PISP, under PSD2, which allows us to offer direct banking services through an open banking infrastructure. Through strategic partnerships, we incorporated open banking functionality directly into our payment gateway and become one of the leading providers within the payment offering.

Our payment stack refers to the various components and technologies that are used to process and facilitate electronic payments. It typically includes the following components:

●	Payment gateway: This is the component that connects a merchant’s website or mobile app to the payment processor, allowing customers to make secure payments with their credit or debit card.

●	Payment processor: This component is responsible for the actual processing of the payment, including the authorization and settlement of the transaction with the customer’s bank or financial institution.

●	Fraud detection and prevention: These components are used to protect against fraudulent transactions and to comply with industry regulations.

●	Risk management: These components are used to manage and mitigate the risk associated with electronic payments, such as chargebacks and fraud.

●	Payment methods: These are the various ways customers can make a payment, such as credit card, debit card, e-wallet and bank transfer.

Together, these components form the infrastructure that enables businesses to accept and process electronic payments from customers. The payment stack can be provided by a PSP as an integrated solution or can be built in-house by merchants using different tools.

Banking Layer - with our technology and payments layers, we incorporate the creation of virtual bank accounts into our payments offering, expanding not only to “pay-in” solutions (allowing for corporates to collect funds from their clients both corporates and individuals) but also “pay-out” solutions (allowing for corporates to send funds to their clients both corporates and individuals). Through our banking layer, a merchant can easily sign up for a bank account and payment processing in minutes through our automated onboarding process.

“Pay-in” solutions refer to methods or systems that allow individuals or organizations to make payments or deposits into accounts or systems. These can include traditional bank transfers, credit or debit card payments, or online payment platforms such as PayPal. In other contexts, pay-in solutions may be used to make payments for goods or services, or to add funds to a prepaid account.

“Pay-out” solutions refer to methods or systems that allow individuals or organizations to withdraw or transfer funds from accounts or systems. They are also used to disburse funds or payouts to customers or beneficiaries of a certain service or program.

Licensing Layer – becoming a licensed and regulated entity can be a time-consuming process. Even early-stage startups and medium level corporate entities require vast knowledge and expertise to obtain licenses in this field. By offering a “sub-license” offering to pre-vetted companies, we can assist and partner with them to launch their services. The experience we have acquired over the years makes us a valuable asset to any company entering and involved in the fintech/payments ecosystem.

Marketing

We market through a variety of channels, including from direct sales to digital marketing, social media and word of mouth.

Direct Sales - The direct sales team typically employs a variety of sales techniques, such as cold calling, networking, and in-person presentations, to reach potential customers and generate leads. They may also use marketing tools like email campaigns, brochures and flyers to promote their products or services. The direct sales team’s primary goal is to generate revenue by making sales, but they may also be responsible for building relationships with customers, providing customer service and support, and gathering customer feedback to inform product development and marketing strategies.

Social Media - The marketing team generates brand awareness on various social media sites such as Facebook, Twitter, and LinkedIn to reach millions of potential consumers.

Website and Mobile - Through a well-optimized mobile and website with clear, easy navigation and targeted keywords embedded throughout the site has been constructed to ensure proper search engine ranking and saturation.

Adwords - pay-per-click (PPC) advertising, cost-per-thousand advertising, and site-targeted advertising for text, banner, and rich-media ads.

Partnerships – integration with well-known banks and financial institutions to promote services to reach thousands of businesses annually.

Affiliates - commission-based structure will be offered to promote and bring new customers via affiliates.

Market Opportunity

By targeting four different layers within the payment space, we have positioned ourself in not one, but several markets simultaneously thereby creating a huge potential. As such there is less need to compete for a larger market share in any one layer, but rather compete in many layers with opportunities to grow.

●	Technology Layer - Payment Gateway Market - A market size of $90.9 billion in 2022 expected to grow to $174.4 billion in 2027.

●	Banking Layer - Digital Payment Market - A market size of $89.5 billion in 2021 expected to grow to $374.9 billion in 2030.

●	Payment Layer - Payment Processing Market - A market size of $60.5 billion in 2021 expected to grow to $116.2 billion in 2027.

●	License Layer - Payment as a Service Market - A market size of $8 billion in 2021 expected to grow to $53.6 billion in 2027.

The above estimations result in FintechCashier’s current market opportunity comprising of up to approximately $248.9 billion throughout the four layers.

SaaS is gaining attention and leveraging modern technology to aid multiple industry segments, including lending, credit, and payments, in resolving long-standing challenges. Businesses are increasingly turning to SaaS to optimize their processes and increase efficiency. Customer satisfaction and customer retention are two compelling reasons why numerous companies are now adopting SaaS. Legal compliance and optimal security mechanisms are additional benefits. Using SaaS, financial and non-financial companies can automate their financial processes and offer customers hassle-free access to credit and services.

SaaS automates financial processes and makes them efficient, eliminates cumbersome paperwork, and reduces human intervention. Robotic automation frees up working hours for more valuable tasks. The result—streamlined workflows, thorough document analyses, and quick results. By integrating SaaS, companies can significantly reduce the turnaround time for the entire financial process and improve customer experience.

Reports suggest that the global financial services market will grow from $2.25 trillion in 2021 to $2.85 trillion in 2025 (CAGR 6%)

SaaS has tremendous potential for growth and is finding many takers. Bringing together the old and the new and bridging the gap between legacy structures and next-generation technology, SaaS hints at how the hybrid new world will develop going ahead. Moreover, with companies keen on improving financial processes, reducing human intervention, and increasing personalization, SaaS is likely to see quick and sustained adoption by financial and non-financial companies in the years to come.

Competitive Strengths

We compete with a range of providers, each of whom may provide a component of our total offering, but do not provide an integrated offering which is where we stand out.

We believe we can compete with these and other providers in the industry by virtue of:

●	offering a one platform solution;

●	offering a faster solution – by faster onboarding and one integration only;

●	more flexibility in our onboarding process meaning higher merchant acceptance rate;

●	competitive pricing; and

●	staying innovative – responsive to client feedback and quick turnaround for new features and products.

Employees

As of January 27, 2023, we have approximately 50 full-time employees who work primarily in onboarding, compliance and operation. We have employment contracts with all of our full-time employees.

Intellectual Property

We rely on a combination of trademark, domain names and trade secret laws, as well as employee and third-party non-disclosure, confidentiality and other types of contractual arrangements to establish, maintain and enforce our intellectual property rights, including with respect to our proprietary rights related to our products and services. In addition, we license technology from third parties.

As of January 27, 2023, we own rights to domains (fintechcashier.com, fintechcashier.co.uk, hwgc.tech, hwgcash.kz, hwggcapital.com and hwgcash.com) and trade names (FintechCashier) and their respective logos.

Properties

Our corporate headquarters, which include the majority of our product development, sales, marketing, and business operations, is located at 2 Portman Street, W1H 6DU, London, United Kingdom, supported by our Asian branch located at Lot 2-15, Timesquare Shop Lot, Jalan Merdeka, 87007, Federal Territory of Labuan, Malaysia, with No. 31 & 33, 2nd Floor, Wisma Ho Wah Genting, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia as our marketing office. Both properties are leased on a rolling contract basis.

Legal Proceedings

We are not a party to existing or pending material legal proceedings against us, and we have no knowledge of any threatened litigation, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Government Regulations

We are subject to regulatory authorizations or registration in the jurisdictions in which we operate and conduct our activities, including the jurisdictions of our merchants, the majority of which are located in the European Economic Area, EEA, and the United Kingdom.

We have obtained financial licenses in different jurisdictions in which we operate. Where we are not able, we have partnered with other financial institutions with the necessary regulatory licenses.

Corporate Information

Our principal executive office is located at 2 Portman Street, W1H 6DU, London, United Kingdom and our telephone number is +44 203 982 5041. Our website is www.fintechcashier.com. Information provided on, or accessible through, our website, however, is not part of this report and is not incorporated herein.

ITEM 1A. Risk Factors

Risks Relating to Our Business and Industry

We have a limited operating history with financial results that may not be indicative of future performance, and our revenue growth rate is likely to slow down as our business matures.

We began operations in 2013. As a result of our limited operating history, we have limited financial data that can be used to evaluate our current business, and such data may not be indicative of future performance. In particular, we have experienced periods of high revenue growth since we began selling our products and services, and we do not expect to be able to maintain the same rate of revenue growth as our business matures. In addition, estimates of future revenue growth are subject to many risks and uncertainties, and our future revenue may be materially lower than projected.

We have encountered, and expect to continue to encounter, risks and difficulties frequently experienced by growing companies, including challenges in financial forecasting accuracy, hiring of experienced personnel, hiring of technology employees, determining appropriate investments, developing new products and features, assessing legal and regulatory risks, among others. Any evaluation of our business and prospects should be considered in light of our limited operating history, and the risks and uncertainties inherent in investing in early-stage companies.

If we cannot keep pace with rapid developments and change in our industry and continue to acquire new merchants and partners rapidly, the use of our services could decline, reducing our revenue.

The electronic payments market in which we compete is subject to rapid and significant changes. This market is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing client needs, consolidation and the entrance of non-traditional competitors. In order to remain competitive and continue to acquire new merchants and partners rapidly, we are continually involved in a number of projects to develop new services and improve our existing services. These projects may not be successful and carry some risks, such as cost overruns, delays in delivery, performance problems and lack of client adoption, and may cause us to become subject to additional regulation. Moreover, the merchant base that we target is varied and non-geographically bound or restricted by scale, making it more challenging to predict demand for our offerings. Any inability to develop or delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to our clients. In addition, many current or prospective customers may find competing services more attractive if we do not keep pace with market innovation, and many may choose to switch to competing services even if we do our best to innovate and provide superior services.

We rely in part, and may in the future rely in part, on third parties, including some of our competitors and potential competitors, for the development of, and access to, new technologies. If we are unable to maintain these relationships, we may lose access to new technologies or may not have the speed-to-market necessary to successfully launch new offerings.

Our future success will depend on our ability to adapt to technological changes and evolving industry standards. We cannot predict the effects of technological changes on our business. If we are unable to adapt to technological changes or evolving industry standards on a timely and cost-effective basis by introducing new services and improving existing services, our business, financial condition and results of operations could be materially adversely affected.

Substantial and increasing competition, both within our industry and from other payments methods, and disintermediation from other participants in the payments chain may harm our business.

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the merchant acquiring sector. Our growth will depend on a combination of the continued growth of electronic payments and our ability to increase our market share.

Our competitors include traditional merchant acquirers such as financial institutions, affiliates of financial institutions and global payment providers, as well as local payment providers. These competitors and other industry participants may develop products and services that compete with or replace our value-added products and services, including products and services that enable payment networks and banks to transact with consumers directly.

Many of our competitors, in particular those affiliated with large financial institutions, also have substantially greater financial, technological, operational and marketing resources than we have. Accordingly, these competitors may be able to offer their products and services at more competitive prices. As a result, we may need to reduce our fees or otherwise modify the terms of use of our products and services in order to retain existing clients and attract new ones. If we are required to materially reduce our fees in order to remain competitive, we will need to aggressively control our costs in order to maintain our profit margins, and our revenue may be adversely affected. Our risk management team monitors our client relationships and we have at times terminated, and may continue to terminate, client relationships that may no longer be profitable to us due to such pricing pressure. [Moreover, our competitors may have the ability to devote significantly more financial and operational resources than we can to the development of new products, services or new technologies or to acquire other companies or technology so that they can provide improved operating functionality and features to their existing service offerings. If successful, their efforts in this regard could render our products or services less desirable to clients, resulting in the loss of existing clients, an inability to obtain new clients or a reduction in the fees we could generate from our offerings.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

In addition, we are currently facing new competitive pressure from non-traditional payment processors and other parties entering the payments industry, which may compete in one or more of the functions performed in processing merchant transactions. These competitors have significant financial resources and robust networks and are highly regarded by consumers. If these competitors gain a greater share of total electronic payments transactions, or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, then it could have a material adverse effect on our business, financial condition and results of operations.

If we lose key personnel, our business, financial condition and results of operations may be adversely affected.

We are dependent upon the ability and experience of our senior leadership, including the president of our Fintech subsidiary, who have substantial experience with our operations, the rapidly changing payment processing industry, and emerging markets. It is possible that the loss of the services of one or a combination of our senior executives or key managers, including key executive officers, could have a material adverse effect on our business, financial condition, and results of operations.

In a dynamic industry like ours, the ability to attract, recruit, develop and retain qualified employees is critical to our success and growth. If we are not able to do so, our business and prospects may be materially and adversely affected.

Our business functions at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide-ranging set of expertise and intellectual capital. In order for us to successfully compete and grow, we must attract, recruit, develop and retain the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. In addition, we must also develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors, particularly in the technology business. We must continue to hire additional personnel to execute our strategic plans. Our effort to retain and develop personnel may also result in significant additional expenses, including option grants, which could adversely affect our profitability. We cannot assure that qualified employees will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to economic and political risk, the business cycles and credit risk of our clients and volatility in the overall level of consumer, business and government spending.

The electronic payments industry depends heavily on the overall level of consumer, business and government spending. This spending depends on worldwide economic and geopolitical conditions. Key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling supply or demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, inflation, volatility in credit, equity and foreign exchange markets, bankruptcies, pandemics such as COVID-19 and overall economic uncertainty. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. The current deterioration in general economic conditions, including the rise in unemployment rates, inflation and any increases in interest rates, particularly in Europe, the United States, the U.K. and Canada, may adversely affect consumer spending, consumer debt levels and credit and debit card usage, and as a result, adversely affect our financial performance by reducing the number or average purchase amount of transactions made using electronic payments. The conflict in Ukraine could lead to heightened volatility in the global markets and increase inflation, all of which could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

More recently, in response to Russian military actions in Ukraine, the United States and certain allies have imposed economic sanctions and export control measures, and may impose additional sanctions or export control measures in the future, which have and could in the future result in, among other things, severe or complete restrictions on exports and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. Such actions could have a significant adverse impact on the Russian economy and related markets and in turn could adversely affect our customers and business partners which have international operations and exposure to such risks. If our customers make fewer sales of their products and services using electronic payments or people spend less money per transaction, we will have fewer transactions to process and lower overall volume, resulting in lower revenue.

In addition, a recessionary economic environment and markets experiencing relatively high inflation and/or unemployment could affect our customers through a higher rate of bankruptcy filings, in particular for our SMB clients, which could result in higher customer attrition and decrease our revenue. Any of the foregoing risks would negatively impact our business, financial condition and results of operations.

In addition, the uncertainty caused by the COVID-19 outbreak continues with the duration and severity of the pandemic and the overall impact on supply and consumer demand is still unknown. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and we are unable to forecast the full impact on our business; however, this represents a known area of uncertainty and the impacts from the COVID-19 pandemic and the related economic disruption will have a material and adverse impact on our business, results of operations, financial condition and cash flows.

We may not realize the expected benefits of our recent acquisitions because of integration difficulties and other challenges.

The success of our recent share exchanges will depend, in part, on our ability to realize the anticipated revenue, cost-savings, tax, collaboration and other synergies from integrating our two recent acquisitions with our existing business. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations could include, among others:

●	failure to implement our business plan for the combined business;

●	unanticipated issues in integrating logistics, information, communications, and other systems;

●	unanticipated changes in applicable laws and regulations;

●	negative impacts on our internal control over financial reporting accounting; and

●	other unanticipated issues, expenses, or liabilities that could impact, among other things, our ability to realize any expected synergies on a timely basis, or at all.

We may not accomplish the integration smoothly, successfully, or within the anticipated costs or time frame. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the share exchanges and could adversely affect our business. In addition, the integration efforts could divert the focus and resources of the management of the Company from other strategic opportunities and operational matters during the integration process.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. From time to time, we may seek additional financing to provide the capital required to expand production of our business operation and development initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements.

If we do not raise sufficient capital to fund our ongoing development activities, it is likely that we will be unable to carry out our business plans. We may not be able to obtain additional financing on terms acceptable, or at all. Even if we obtain financing for near term operations, we may require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

The financial technology industry in which we operate is characterized by rapid technological changes, new product introductions, evolving industry standards and changing customer needs.

We are a relatively new company in the financial technology industry, and we compete with many established centralized and decentralized companies with greater financial and other resources. The industry continues to grow as a result of wider merchant acceptance, advances in payment solutions and digital processing technology, and migration to e-commerce, omnichannel and contactless payment solutions. The increase of credit and debit cards, as well as other digital payment solutions, has made the acceptance of digital payments a necessity for many businesses, regardless of size, in order to remain competitive. The COVID-19 pandemic has further accelerated the use of digital payments, the need for the development of technologies and digital-based solutions and expansion of ecommerce, omnichannel and contactless payment solutions. To remain competitive in this industry with constantly evolving standards, we need to develop new platforms, e-commerce services and other new products. Such projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the payment solution technology markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate services could render our services less desirable to our clients. In addition, since the payment solution services provided by us are designed to process complex transactions at high volumes and processing speed and deliver reports and other information on those transactions, any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in higher costs that could reduce our earnings in addition to a loss of revenues if new services are not delivered timely to our customers or do not perform as anticipated. If we are not able to respond to our competitors effectively, our business, operating results, and financial condition may be adversely affected.

We may experience software defects, undetected errors, and development delays, which could damage client relations, decrease our potential profitability and expose it to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, telecommunications networks, as well as the systems and services of third parties. The services provided by us are based on software and computing systems that may often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in these software services and errors or delays in the processing of digital transactions could result in additional development costs, diversion of technical and other resources from other development efforts, loss of credibility with current or potential clients, may harm our reputation and expose it to liability claims. A system outage or data loss in these services could have a material adverse effect on the business, financial condition, results of operations and cash flows. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We compete with companies that have various competitive advantages.

Many innovative start-up companies and larger companies have made, and continue to make, significant investments in research and development, and we expect these companies to continue to develop similar or superior products and technologies that may compete with our products and services. We compete with many companies that have and expected to have various competitive advantages over us, such as:

●	greater name recognition, longer operating histories, larger customer bases, and larger market shares
●	larger sales and marketing budgets and organizations
●	more established marketing, banking, and compliance relationships
●	greater resources to make acquisitions
●	lower labor, compliance, risk mitigation, and research and development costs
●	larger and more mature intellectual property portfolios
●	substantially greater financial, technical, and other resources
●	operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings.

If we are unable to compete successfully, or if competing successfully requires it to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

Intellectual Property Risks.

If we are unable to successfully obtain, maintain, protect, enforce or otherwise manage our intellectual property and proprietary rights, we may incur significant expenses and our business may be adversely affected.

Our success depends in part, and we place considerable emphasis, on obtaining, maintaining, protecting and enforcing relevant intellectual property and proprietary rights, which may include patent, design, utility model, trademark, copyright and trade secret protection, as well as regulatory exclusivity periods and confidentiality agreements (collectively, “IP Rights”). We cannot be sure that our means of obtaining, maintaining and enforcing our IP Rights in the United States or abroad will be adequate to protect such rights against infringement, misappropriation or other violation. We may not receive protection for pending or future applications relating to IP Rights owned by or licensed to us, and the scope of protection granted under any issued or registered IP Rights may not be sufficiently broad to protect our technology, products, services, systems, brands, trademarks or information. Also, because of the rapid pace of technological change in our industry, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all. Moreover, the laws of certain jurisdictions, including emerging countries, do not protect IP Rights to the same extent as the laws of the United States. If we cannot adequately obtain, maintain, protect or enforce our IP Rights, third parties may be able to compete more successfully against us and develop and commercialize substantially identical products, services or technologies, which could have a material adverse effect on our business, financial condition or results of operations.

Third parties may challenge, invalidate, circumvent, infringe or misappropriate our IP Rights, and such IP Rights may be lost or no longer sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Others, including our competitors, may independently develop similar technology, duplicate our products and services or design around our IP Rights, and in such cases, we could not assert our IP Rights against such parties. Moreover, third parties may infringe, misappropriate or otherwise violate IP Rights owned or licensed by us and we may assert claims against such third parties to enforce, or determine the scope and enforceability of, our IP Rights, which could result in lengthy litigation or other proceedings and could cause a diversion of resources and may not prove successful. Such third parties could also counterclaim that any IP Rights we assert are invalid or unenforceable and if such counterclaims are successful, we could lose valuable IP Rights.

We rely heavily on trade secrets and proprietary know-how to protect our products, services and technology and their development and commercialization, and rely in part on confidentiality agreements with suppliers and other partners, employees, independent contractors and consultants. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets. Moreover, these agreements may be breached, and we may not have or be able to enforce adequate remedies for any such breach. There is also no guarantee that these agreements or other precautions will provide sufficient protection against any unauthorized access, use or misuse, misappropriation, counterfeiting, cloning, reverse engineering or disclosure of any of our trade secrets, proprietary know-how and any other information or technology. Trade secrets can be difficult to protect and some courts inside and outside of the United States are unwilling or less willing to protect trade secrets as compared to other forms of intellectual property. Defending against unauthorized access, use or misuse, misappropriation, counterfeiting, cloning, reverse engineering or disclosure of our technology, trade secrets, proprietary know-how and other IP Rights and technology may result in lengthy and expensive litigation or other proceedings with uncertain outcomes and cause significant disruption to our business and operations. If we are unable to obtain, maintain, protect or effectively enforce our IP Rights, it could impact the development, manufacture and commercialization of our products, services and solutions and have a material adverse effect on our business, financial condition or results of operations.

Claims by others that we have infringed their proprietary technology or other IP Rights could harm our business.

Our success depends, in part, on our ability to develop and commercialize our services and technologies without infringing, misappropriating or otherwise violating the IP Rights of third parties. However, we may not be aware that our products, services, solutions or technologies are infringing, misappropriating or otherwise violating third-party IP Rights, and such third parties may bring claims alleging such infringement, misappropriation or violation. Third parties may have issued, or may eventually issue, patents that could be infringed by our services or technology. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark, license usage or other IP Rights. When any such claims are asserted against us, we may seek to license the third party’s IP Rights, which could be expensive. We may be unable to obtain the necessary licenses on satisfactory terms, if at all. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims or could prevent us from registering our brands as trademarks. Even if we believe that intellectual property-related claims are without merit, defending against such claims is time-consuming and expensive, and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement also might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards, change our brands or face a temporary or permanent injunction prohibiting us from importing, marketing, selling or operating certain of our services, using certain of our brands or operating our business as presently conducted. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold our contractual obligations.

We may be subject to adverse publicity or reputational harm, even if claims against us are later shown to be unfounded or unsubstantiated. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture, import, marketing, sale or operation of some or all of our products or services, or our entry into any license or settlement agreement in connection with such claims could affect our ability to compete with third parties and have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain or fail to comply with the required licenses to operate our business or experience disputes with licensors or disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from our existing licensors and others to advance or allow commercialization of our solutions. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our solutions or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected solutions, which could disrupt and adversely affect our business.

Disputes may arise regarding intellectual property, including software and data, that is subject to a licensing agreement, including the scope of rights granted under the license agreement and other interpretation-related issues. In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. If these events were to occur, we may lose the right to continue to use and exploit such licensed intellectual property or technology in connection with our operations and solutions, which could have a material adverse effect on our business, financial condition and results of operations.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

We may also be subject to costly litigation in the event our services and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our services or technology. We might employ individuals who were previously employed at other companies, including their competitors or potential competitors. Although we are trying to ensure that their employees and consultants do not use the proprietary information or know-how of others in their work, it may be subject to claims that it or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees.

Risks Relating to Regulation

We are subject to costs and risks associated with new or changing laws and regulations and governmental action affecting our business.

We operate in a complex regulatory and legal environment and are subject to a wide variety of laws and regulations in the several jurisdictions in which we operate. Some of the laws and regulations in jurisdictions in which we operate that affect or may affect us include: those relating to anti-money laundering and cross-border and domestic money transmission; those relating to consumer products, product liability and consumer protection; those relating to financial services; those relating to the manner in which we advertise, market and sell products; labor and employment laws, including wage and hour laws; tax laws or interpretations thereof; bank secrecy laws; data protection and privacy laws and regulations; and securities and exchange laws and regulations. The laws and regulations specifically applicable to us may also change on the basis of a change in the nature of our products or services, or a change in the jurisdictions in which those products or services are being offered, including, but not limited to, as a result of acquisitions. There can be no guarantee that we will have sufficient resources to comply with new laws, regulations or government action, or to successfully compete in the context of a shifting regulatory environment. Moreover, these laws and regulations may change, sometimes significantly, as a result of political, economic and social events. Our ability to comply with applicable laws and rules is also largely dependent on the establishment and maintenance of compliance, review and reporting systems, as well as the ability to attract and retain qualified compliance and other risk management personnel. We cannot provide any assurance that our compliance policies and procedures will always be effective or that we will always be successful in monitoring or evaluating our risks. In the case of alleged non-compliance with applicable laws or regulations or suspension or cancellation of a license, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, restitution or other remedies, which could be significant. Any of these outcomes, individually or together, may among other things, materially and adversely affect our reputation, business, operating results and financial condition.

We also generate a significant portion of our revenue from customers operating in the regulated services sectors. Regulations in these sectors vary significantly among different countries and localities. In many cases, they may be unclear and may also change, sometimes dramatically.

From time to time, we may also acquire entities subject to local regulatory supervision or oversight. There are substantial costs and potential operational challenges involved in maintaining and renewing licenses, certifications, and approvals, and we could be subject to fines, other enforcement actions, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any licenses, renewals, certifications, and approvals in any jurisdictions. In certain markets, we may rely on local banks or other partners to process payments and conduct financial services transactions in local currency, and local regulators may use their authority over such local partners to prohibit, restrict, or limit us from doing business. The need to obtain or maintain licenses, certifications, or other regulatory approvals could impose substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, or prevent us from providing our products or services in a given market.

General Risk Factors

The market price of our common stock will likely fluctuate.

The market price of our common stock has been volatile. There is currently only a limited public market for our common stock, which is listed on the OTC Pink Market of OTC Markets, and there can be no assurance that a trading market will develop further or be maintained in the future. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including the following:

●	quarterly variations in operating and financial results;

●	general market conditions in each party’s respective industry and market;

●	announcements and actions by competitors;

●	the limited trading volume of our securities on the OTC Pink Market;

●	regulatory and judicial actions; and

●	general economic conditions

Certain shareholders may exercise significant control over our business policies.

Two shareholders, who are officers and directors of us or our subsidiaries, have collective ownership of approximately 70% of our equity securities and have the ability to exercise significant control over our business policies and other corporate matters, including, the composition of our board of directors and any actions requiring the approval of our shareholders, including the adoption of amendments to our articles of incorporation, the approval of a merger, share exchange or sale of substantially all of our assets. These persons will be able to vote their shares in favor of their interests that may not always coincide with the interests of the other shareholders.

The requirements of being a public company is expensive and administratively burdensome.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are subject to the information and reporting requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Complying with these laws and regulations requires the time and attention of our board of directors and management and increases our expenses. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (“PCAOB”);

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements, when required, and other information with the SEC and furnishing audited reports to shareholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, PCAOB Auditing Standard No. 5 which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded that our internal controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting.  We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Our Articles of Incorporation allow for our board of directors to create new series of preferred stock without further approval by our shareholders which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock without shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders. As of the date hereof, we have 25,000,000 shares designated as Redeemable Convertible Preferred Stock, par value $0.001 per share, although no shares of Redeemable Convertible Preferred Stock were ever issued.

Our independent auditors have issued an audit opinion for our company, which includes a statement in the emphasis of matter, describing the goodwill recognition and its financial implications.

Our auditors have issued an opinion regarding our ability to continue as a going concern in the event of any impairment towards the goodwill carrying amount. As a result of the significant carrying amount of goodwill recognized, any goodwill impairment will cause a significant adverse financial impact on the Company, and therefore might raise substantial doubt about the Company’s ability to continue as going concern.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and any trading volume could decline.

Any trading market for our common stock that may develop will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us or our business. If no securities or industry analysts commence coverage of our company, the trading price for our common stock could be negatively affected. If securities or industry analysts initiate coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and any trading volume to decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan or otherwise, could result in dilution of the percentage ownership of our shareholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, including issuance of equity securities pursuant to any future stock incentive plan to our officers, directors, employees and non-employee consultants for their services to us, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing shareholders could cause the market price of our common stock to decline. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

Our common stock may be subject to the “penny stock” rules of the SEC, which may make it more difficult for shareholders to sell our common stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock if and when such shares are eligible for sale and may cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters, which include the majority of our product development, sales, marketing, and business operations, is located at 2 Portman Street, W1H 6DU, London, United Kingdom, supported by our Asian branch located at Lot 2-15, Timesquare Shop Lot, Jalan Merdeka, 87007, Federal Territory of Labuan, Malaysia, with No. 31 & 33, 2nd Floor, Wisma Ho Wah Genting, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia serving as our Kuala Lumpur marketing office. Both properties are leased on a rolling contract basis.

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

Our common shares are quoted on the OTC Pink Market under the symbol “HWGC”. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

As of March 27, 2023 the Company had 1,897 stockholders of record. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d)	Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock (a)	Weighted-average exercise price of outstanding options, warrants and rights (excluding restricted stock reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	310,029	$—	3,689,971

Total	310,029	$—	3,689,971

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

On June 12, 2017 we effectuated a 1:100 reverse stock split, which resulted in 10,000,000 shares of our Common Stock being reserved for issuance under the 2016 Plan. On December 2017, we increased number of shares of our Common Stock reserved for issuance under the 2016 Plan to 40,000,000.

In 2017, the Company issued 3,100,290 shares of our Common Stock under the 2016 Plan. Out of the 3,100,290 shares of our Common Stock, the Company granted and issued 1,000,000 shares of common stock of the Company to Dato Lim Hui Boon, previous President of the Company; 1,000,000 shares of common stock of the Company to Leong Yee Ming, previous CEO of the Company; and 1,000,000 shares of common stock of the Company to Lim Wee Kiat, previous Chairman of the Board. As at December 31, 2017, the Company has balance of 36,899,710 shares of our Common Stock under the 2016 Plan.

On March 2, 2022, we effected a 1:10 reverse stock split resulting in 4,000,000 shares of our Common Stock reserved for issuance under the 2016 Plan. As of December 31, 2022, there were an aggregate of 3,689,971 shares of common stock remaining eligible for issuance pursuant to the 2016 Plan, as amended to date.

In 2018, the Company did not issue any shares options under the 2016 Plan.

As of December 31, 2022, there were an aggregate of 3,689,971 shares of common stock remaining eligible for issuance pursuant to the 2016 Plan, as amended to date.

During the year ended December 31, 2022 and 2021, the Company did not issue any shares options under the 2016 Plan.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2022, there were no repurchases of the Company’s common stock by the Company.

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

Overview

HWGC Holdings Limited (“HWGC”, the “Company”, “we”, “our”, or “us”) offers digital banking services by providing the tools, skills and solutions to facilitate payment services to merchants, offering a variety of secured, online and fully managed transactions and settlements.

We provide a financial layered ecosystem built on a broad technology infrastructure that enables financial institutions to offer a consolidated experience. We support different verticals serving the business-to-business, business-to-consumer and consumer-to-business landscape.

●	Merchants are increasingly adopting various software solutions and new digital tools to operate their business and remain competitive. The scale and complexity of managing these software systems that are sourced from different providers, while seamlessly accepting payments, is challenging for merchants of any size.

Our payments platform hosts a full suite of integrated payment products and services that can be used across multiple channels (in-store, online, mobile and tablet-based) and industry verticals, including:

●	end-to-end payment processing for a broad range of payment types;

●	merchant acquiring and issuing;

●	multiple methods of mobile, contactless and QR code-based payments;

●	complementary software integrations;

●	virtual international bank account number or IBAN issuing;

●	integrated and mobile point of sale or POS solutions;

●	security and risk management solutions; and

●	reporting and analytical tools.

We integrate e-money remittance services working in the global marketplace, ranging from open banking and credit card processing, to wire solutions enabling customers to coordinate payments across a multitude of payment methods.

Our solution is delivered as a Software as a Service, or SaaS, to clients, enabling them to focus their time and energies on their operations and sales. We give clients and merchants the ability to streamline their onboarding procedures and increase customer retention, which thereby creates additional revenue.

We aim to build our market share and become a recognized leader in the payments and banking space on a global scale. Our team comprises of experienced and knowledgeable personnel in the areas of operations, sales, tech, onboarding, support, legal and compliance.

Our vision is to minimize and automate the hassle to send and receive funds globally, while ensuring security. We aim to provide merchants with a true merchant payment ecosystem or MPE where they can combine all payment needs under one system. Our technology platform uses an innovative Gateway Cashier Technology to provide our services.

Our merchants include small and medium enterprises, or SMEs, and large enterprises across numerous verticals including hospitality, e-gaming, consulting, retail, marketing and eCommerce.

Although we provide a SaaS, we believe that technology should be free and accessible to everyone. We therefore generate our revenue from our extra value-added services. We derive the majority of our revenue from fees paid by our merchants, which principally include processing fees charged as a percentage of end-to-end payment volumes. In cases where merchants subscribe only to our gateway, we generate revenue from transaction fees charged in the form of a fixed fee per transaction and a monthly fee.

Our revenue is continuous, as merchants only pay for the specific amount of service or usage they consume, rather than a flat fee for access to the service. Because of our different layers as described below, merchants sign up for different services which increases revenue for the company. We believe we can maintain long-term relationships with our clients due our customer relationship team as well as the high barriers of entry of the payment market including high switching costs resulting from set-up fees, onboarding costs and integration costs with various other providers. We also benefit from a high degree of operating leverage given the combination of our highly scalable payments platform and strong customer unit.

Results of Operations

For the year ended December 31, 2022 compared to December 31, 2021

Revenue

We recognized revenue of $3,084,279 for the year ended December 31, 2022, an increase of $3,081,155 from sales of $3,142 for the year ended December 31, 2021. The significant increase in revenue primarily resulted from the restructuring transactions that occurred during 2022; acquisition of HWGG Capital and acquisition of Fintech as mentioned in Corporate History and Structure. Revenue recognized during the year are mainly from transaction fees earned through financial payment and settlement services provided by HWGG Capital and Fintech.

Cost of Sales

Cost of sales for the year ended December 31, 2022 was $15,274  compared to $2,861 for the year ended December 31, 2021. The increase for the year ended December 31, 2022 resulted primarily from the restructuring transactions mentioned above.

Gross Profit

Gross profit for the year ended December 31, 2022 was $3,069,005 compared to $263 for the year ended December 31, 2021. The increase resulted primarily from the restructuring transactions that led to additional sources of revenue from HWGG Capital and Fintech.

Operating Expenses

For the year ended December 31, 2022, we incurred total operating expenses in the amount of $2,288,779 comprised of selling expenses of $2,278,989 and general and administrative expenses of $9,790. For the year ended December 31, 2021, we incurred total operating expenses in the amount of $451,177, comprised of selling expenses of $23 and general and administrative expenses of $451,154. The increase of $9,767, or 42665 % for the selling expenses, and the increase of $1,827,835, or 405% for the administrative expenses, caused total operating expenses to increase by $1,837,602 or 407%.

Liquidity and Capital Resources

For the year ended December 31, 2022, we had a cash balance of $3,791,378. For the year ended December 31, 2022, net cash used in operating activities totaled $320,584, net cash generated by investing activities totaled $3,715,989 and net cash generated by financing activities totaled $391,805. The resulting change in cash for the period was $3,754,345.

For the year ended December 31, 2021, we had a cash balance of $37,033. For the year ended December 31, 2021, net cash generated by operating activities totaled $16,539, net cash used in investing activities totaled $nil and net cash used in financing activities totaled $24,464. The resulting change in cash for the period was $9,518.

For the year ended December 31, 2022, we had current liabilities of $4,943,467, including $2,463,833 due to related parties, other payables of $348,246 and accounts payable of $2,131,388.

For the year ended December 31, 2021, we had current liabilities of $4,766,376, including $4,267,033 due to related parties, other payables of $342,661, commission payables of $126,315, lease obligation of $30,289 and accounts payable of $78.

For the years ended December 31, 2022 and December 31, 2021, we had net assets of $58,881,794 and net liabilities of $4,585,965, respectively.

We have recognized goodwill of $55,794,524 as a result from the acquisition of Fintech during the year ended December 31, 2022. We believe no impairment is required during the year ended December 31, 2022. However, due to the significant carrying amount of goodwill recognized, any indication of impairment that causes losses and give rise to substantial doubt about our ability to continue as going concern.

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

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of HWGC Holdings Limited (formally known as Vitaxel Group Limited)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HWGC Holdings Limited (formally known as Vitaxel Group Limited)/ (the “Company”) as of December 31, 2022 , the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

1. Goodwill recognition

As discussed in Note 1 and 5 to the financial statements, the Company recognized goodwill of $55,794,524 deriving from the reverse acquisition that has occurred during the year ended December 31, 2022. As a result of the significant carrying amount of goodwill recognized, any goodwill impairment will cause a significant adverse financial impact on the Company, and that could raise substantial doubt about the Company’s ability to continue as a going concern.

2. Related parties

The Company has significant transactions with related parties, which are described in Note 10 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

PAN-CHINA SINGAPORE PAC (6255)

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2022

Singapore

April 17, 2023

HWGC HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	As of	As of
	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$3,791,378	$37,033
Accounts receivable	1,792,195	—
Amount due from related parties	1,296,935	49,805
Inventories	2,272	—
Other receivables, prepayments and other current assets	1,049,292	37,333
Total Current Assets	7,932,072	124,171

Non-current assets
Intangible asset	59,803	—
Goodwill	55,794,524	—
Right-of-use assets	—	34,768
Property and equipment, net	38,862	24,048
Total Non-Current Assets	55,893,189	58,816

TOTAL ASSETS	$63,825,261	$182,987

LIABILITIES
Current liabilities
Amounts due to related parties	$2,463,833	$4,267,033
Commission payables	—	126,315
Accounts payable	2,131,388	78
Accruals and other payables	348,246	342,661
Lease obligation	—	30,289
Total Current Liabilities	4,943,467	4,766,376

Non-current liabilities
Lease obligation, net of current portion	—	2,576
Total Non-Current Liabilities	—	2,576
TOTAL LIABILITIES	4,943,467	4,768,952

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 and $0.0001: 70,000,000 shares authorized, respectively; 198,742,643 and 54,087,903 shares issued and outstanding, respectively	198,743	5,409
Additional paid-in capital	111,770,998	4,749,798
Merger reserves	(55,000,000)	—
Accumulated surplus/(deficit)	1,342,788	(9,598,819)
Accumulated other comprehensive income	565,935	257,647
Equity attributable to equity holders of the parent	58,878,464	(4,585,965)
Non-controlling interests	3,330	—
Total Stockholders’ Equity	58,881,794	(4,585,965)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,825,261	$182,987

The accompanying notes are an integral part of the consolidated financial statements.

HWGC HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF INCOME OR LOSS AND COMPREHENSIVE INCOME OR LOSS

(In U.S. dollars)

	For the Years Ended December, 31
	2022	2021
REVENUE	$3,084,279	$3,124

COST OF REVENUE	(15,274)	(2,861)

GROSS PROFIT	3,069,005	263

OPERATING EXPENSES
Selling expense	(9,790)	(23)
General and administrative expenses	(2,278,989)	(451,154)
Total Operating Expenses	(2,288,779)	(451,177)

PROFIT/(LOSS) FROM OPERATIONS	780,226	(450,914)

OTHER INCOME / (EXPENSE), NET
Other income	5,531,606	440,000
Other expense	(387,805)	(11,844)
Total other income / (expense), net	5,143,801	428,156
NET INCOME / (LOSS) BEFORE TAX	5,924,027	(22,758)

Income tax	(5,057)	—
NET INCOME / (LOSS)	$5,918,970	$(22,758)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	308,288	170,055

TOTAL COMPREHENSIVE INCOME	$6,227,258	$147,297

Weighted average number of common shares outstanding - basic and diluted	198,742,643	54,087,903

Net income / (loss) per share - basic and diluted	$0.03	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

HWGC HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common stock		Additional paid-in	Merger	Accumulated gain /	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	reserves	(deficit)	income / (loss)	interest	equity
Balance, December 31, 2020	54,087,903	$5,409	$4,749,798	$—	$(9,576,061)	$87,592	$—	$(4,733,262)
Net loss	—	—	—	—	(22,758)	—	—	(22,758)
Foreign currency translation adjustment	—	—	—	—	—	170,055	—	170,055
Balance, December 31, 2021	54,087,903	$5,409	$4,749,798	$—	$(9,598,819)	$257,647	$—	$(4,585,965)
Net income	—	—	—	—	5,918,970	—	—	5,918,970
Reverse stock split	(48,678,593)	—	—	—	—	—	—	—
Issuance of stock	193,333,333	193,334	—	—	—	—	—	193,334
Acquisition of subsidiaries	—	—	113,389,440	(55,000,000)	—	—	3,330	58,392,770
Reserve release upon disposal of subsidiaries	—	—	(1,345,603)	—	—	—	—	(1,345,603)
Reverse merger recapitalization	—	—	(5,022,637)	—	5,022,637	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	308,288	—	308,288
Balance, December 31, 2022	198,742,643	$198,743	$111,770,998	$(55,000,000)	$1,342,788	$565,935	$3,330	$58,881,794

The accompanying notes are an integral part of the consolidated financial statements.

HWGC HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$5,918,970	$(22,758)
Items not involving cash:
Depreciation and amortization of– property, plant and equipment and right-of-use assets	37,471	58,467
Interest expenses on lease obligation	—	2,379
Gain on disposal of subsidiaries	(5,481,178)	—
Changes in operating assets and liabilities:
Accounts receivables	(1,792,195)	—
Other receivables, prepayments and other current assets	(1,011,960)	(8,428)
Inventories	(2,272)	2,525
Accounts payable	2,131,310	(152)
Commission payables	(126,315)	(4,942)
Accrued expense and other payables	5,585	(10,552)
Net (used in) / cash generated by operating activities	(320,584)	16,539

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of subsidiaries, net of cash disposed	(75,389)	—
Acquisition of subsidiaries, net cash acquired	3,791,378	—
Net cash generated by investing activities	3,715,989	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	—	(46,519)
Proceed from related parties	391,805	22,055
Net cash generated by / (used in) financing activities	391,805	(24,464)

EFFECT OF EXCHANGE RATES ON CASH	(32,865)	(1,593)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,754,345	(9,518)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	37,033	46,551

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,791,378	$37,033

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

HWGC HOLDINGS LIMITED

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

HWGC Holdings Limited (“the Company”) formerly known as Vitaxel Group Limited, incorporated in Nevada.

The Company holds the following equity interests in its subsidiaries:

			Interest
No.	Name of subsidiary	Country of incorporation	2022%	2021%	Principal activities
1	HWGG Capital P.L.C. (“HWGG Capital”)	Malaysia	100	—	Money broking and credit token
2	HWG Cash Singapore Pte Ltd (“HCS”)	Singapore	55	—	Trading of digital assets
3	HWGC KZ Limited (“HKZ”)	Kazakhstan	100	—	Software development
4	Fintech Scion Limited (“Fintech”)	United Kingdom	100	—	Digital payment services
5	Fintech Digital Solutions Limited (“FDS”)	United Kingdom	100	—	Digital payment services
6	Fintech Digital Consulting Limited (“FDC”)	United Kingdom	100	—	Digital payment services
7	Vitaxel Sdn Bhd (“VSB”)	Malaysia	—	100	Direct selling industry
8	Vitaxel Online Mall Sdn Bhd (“VOM”)	Malaysia	—	100	Online shopping platforms

The Company is previously engaged in direct selling industry and online shopping platform primarily through its operating entities in Malaysia. During the year, the Company restructured after the consummation of two share exchange agreements and the disposal of VSB and VOM. The Company upon the restructuring, offers digital banking services by providing the tools, skills, and solutions to facilitate payment services to merchants, offering a variety of secured, online and fully managed transactions and settlements.

Restructuring Transactions

The following restructuring transactions has occurred during the year ended December 31, 2022:

i.	Acquisition of HWGG Capital

ii.	Acquisition of Fintech

iii.	Disposal of VSB and VOM

Acquisition of HWGG Capital

On July 21, 2022, the Company entered into a share exchange agreement with HWGG Capital. Prior to the consummation of the share exchange agreement, HWGG Capital is also under the control of the Company’s management. Under this share exchange agreement, the Company is to acquire all issued and outstanding ordinary shares of HWGG Capital in exchange for an aggregate of $55,000,000. The number of exchange shares were calculated based on $0.60 share price. The number of shares of common stock of the Company issued upon consummation of the share exchange agreement was 91,666,667 shares.

On November 15, 2022, the Company completed the acquisition of HWGG Capital upon the consummation of the share exchange agreement with the shareholders of HWGG Capital.

HCS and HKZ become the subsidiaries of the Company upon the completion of the acquisition of HWGG Capital.

The acquisition of HWGG Capital is accounted for as a reorganization of entities under common control. As a result, the Company measured the recognized assets and liabilities combined at their historical cost at the acquisition date. The difference between consideration paid and assets and liabilities received are presented as a component of equity; merger reserves and additional paid-in-capital.

The number of common stock outstanding upon the consummation of the share exchange agreement was 97,075,977.

Acquisition of Fintech

On August 9, 2022, the Company entered into a share exchange agreement with Fintech. Under this share exchange agreement with Fintech, the Company acquired all issued and outstanding ordinary shares of Fintech from the Fintech’s shareholders in exchange for an aggregate of $61,000,000. The number of exchange shares were calculated based on $0.60 share price. The number of shares of common stock of the Company issued upon consummation of this share exchange agreement was 101,666,666 shares.

On November 30, 2022, the Company completed the acquisition of Fintech upon the consummation of the share exchange agreement with the shareholders of Fintech.

FDS and FDC become the subsidiaries of the Company upon the completion of the acquisition of Fintech.

Upon consummation of the share exchange with Fintech, the owners and management of Fintech have voting and operation control of the Company. This gives effect to the reverse acquisition transaction (“reverse acquisition”). The Company recognized goodwill arising from the excess in purchase consideration as compared to the estimated fair value of the Company.

In determining the purchase consideration for both the HWGG and Fintech acquisition, the Company adopted the acquisition date fair value at $0.60, which is also the most reliable reference estimate which approximate the quoted price of the Company at acquisition date.

The number of common stock outstanding upon the consummation of the share exchange agreement was 198,742,643.

Goodwill recognized is further disclosed in Note 5: Goodwill.

Disposal of VSB & VOM

On December 30, 2022, the Company entered into a stock purchase agreement with Mr Leong Yee Ming, the previous director and CEO of the Company, and for the purposes of the assignment of certain intercompany debt.

Pursuant to the terms of the agreement, the Company sold to Mr Leong, all issued and outstanding shares of VSB and VOM, for an aggregate purchase price of RM4,500,002 (approximately $1,124,998). The purchase price was paid by Mr Leong’s assumption of a certain amount of intercompany debt owed by the Company to VSB.

Upon completion of the disposal, VSB and VOM ceased to be the subsidiary of the Company as at December 31, 2022. The disposal had the following financial effects on the Company for the year ended December 31, 2022:

	For the year ended December 31, 2022
	VSB	VOM	Total
Property, plant and equipment, net.	$11,824	$229	$12,053
Rights-of-use assets	13,854	—	13,854
Cash and cash equivalents	75,389	—	75,389
Other receivables, prepayments and other current assets	10,793	2,156	12,949
Other payables	(4,365,372)	(25,528)	(4,390,900)
Lease liabilities	(79,525)	—	(79,525)
Net liabilities disposed	$(4,333,037)	$(23,143)	(4,356,180)
Consideration received, satisfied in assignment of intercompany debt	(1,124,997)	(1)	(1,124,998)
Net gain on disposal of subsidiaries	$(5,458,034)	$(23,144)	$(5,481,178)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign currency translation and transactions

The functional currency of the Company is United States Dollar (US Dollars). The  Company translates the financial statements of its foreign subsidiary from the local (functional) currency into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders’ equity.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the year ended December 31, 2022 and 2021, none of the Company’s accounts receivable are written off as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2022 and 2021, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories consist of finished goods and prepaid cards. Inventories are stated at lower of cost or net realizable value, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods. For the year ended December 31, 2022 and 2021, the Company wrote down $nil and $2,392 respectively, of its inventories that have been obsolete.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Intangible assets

Intangible assets primarily include trademarks and trade secrets with indefinite lives and customer-relationships with finite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis, or more frequently if indicators of impairment are present. Indefinite lived intangible assets are assessed using either a qualitative or a quantitative approach. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, legal and regulatory environments, and historical company performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the intangible asset is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach, the Company compares the fair value of the intangible asset to its carrying amount, including goodwill. If the estimated fair value of the intangible asset is less than the carrying amount of the intangible asset, impairment is indicated, requiring recognition of an impairment charge for the differential.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Impairment of Long-Lived Assets” significant accounting policy.

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

Revenue recognition

The primary sources of our revenues are as follows:

(a)	Transaction fees from financial payment and settlement services

(b)	White-labelling services

Turnover is measured at the fair value of the consideration received or receivable, excluding discounts, rebates, value added tax and other sales taxes.

Revenue is generated through delivery services. Revenue is recognized when a customer receives services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those services. The Company applies the following five-step model in order to determine this amount:

(i)      identification of the services in the contract;

(ii)    determination of whether the services are performance obligations, including whether they are distinct in the context of the contract;

(iii)   measurement of the transaction price, including the constraint on variable consideration;

(iv)   allocation of the transaction price to the performance obligations; and

(v)    recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers as services are performed over the remaining contractual terms.

Research and Development Costs

Research and development (“R&D”) costs are charged to expense in the periods incurred. There were no expenditures incurred by the Company for research and development for the year ended December 31, 2022 and 2021.

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

Uncertain Tax Positions

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. As of December 31, 2022 and 2021, the Company recognized income tax of expense of $5,057 and $nil respectively.

Comprehensive income / loss

Comprehensive income / loss includes net gain/loss and cumulative foreign currency translation adjustments and is reported in the Consolidated Statement of Comprehensive Income or Loss.

Income / Loss per share

The income / loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the years ended December 31, 2022 and 2021, there was no dilutive effect due to net gain / loss.

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

Recently issued accounting pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning January 1, 2021. The Company has determined not to early adopt ASU 2020-06. The implementation of this accounting treatment is not expected to have a material effect on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission (“SEC”) did not, or are not believed by management, to have a material impact on the Company’s present and future consolidated financial statements.

3.	ACCOUNTS RECEIVABLES

Accounts receivable represent balances from:

(i)	transactions fees receivable generated from financial payment and settlement services;

(ii)	non-interest-bearing credit tokens issue to authorized agents.

Services billed are generally settled upon financial services has been rendered. Only limited clients are extended with credits. As of December 31, 2022, accounts receivable balances of $1,792,195 mainly derived from commissions receivables of $597,986 and non-interest-bearing credit tokens issued to authorized agents of $1,194,208.

Representing 81% of the total accounts receivables of $1,792,195 as at December 31, 2022 are from 5 clients, with the receivables balances of (1) $597,986, (2) $492,386, (3) $200,000, (4) $100,000 and (5) $59,812 respectively.

The company considers accounts receivable to be fully collectible, therefore no impairment is necessary as at December 31, 2022.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	As of December 31, 2022	As of December 31, 2021

Other receivables (1)	$949,430	$—
Deposits (2)	$87,805	$14,744
Prepayments (3)	12,057	22,589
	$1,049,292	$37,333

(1)	Other receivables primarily represent balances in liquidity solution providers.

(2)	Deposits represented payments for rental, utilities, and deposit payment to product suppliers.

(3)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	Goodwill

The table below set forth the carrying amount of goodwill for the year ended December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021

Gross carrying amount	$—	$—
Acquired in business combination (1)	55,794,524	—
	55,794,524	—
Accumulated impairment	$—	$—
Impairment (2)	—	—
	—	—

Goodwill, net	$55,794,524	$24,048

(1)	Goodwill acquired during the year ended December 31, 2022 resulted from the acquisition of Fintech as disclosed in Note 1: Organization and business.

Goodwill is calculated based on the excess in purchase consideration as compare to the fair value of the Company. The acquisition date fair value is $58,245,587 (97,075,997 x $0.60). In order to arrive at the fair value of the Company, fair value adjustments have been made on inventories and related party balances. The estimated fair value of the Company identifiable net assets after fair value adjustments is as follows

As of December 31, 2022

Property, plant and equipment, net.	$21,807
Intangible asset	59,803
Current assets	$7,239,547
Current liabilities	(4,870,094)
Net assets acquired	$2,451,063

On November 30, 2022, the reverse acquisition by Fintech/the Company was completed. As the acquisition date and financial year end is of a relatively short period, the management has not identified any indicators that relate to the impairment of goodwill. As such no impairment of goodwill has been made. In the event that after year end if any events occur that may have a negative impact on the carrying amount of goodwill and will have significant effect on the results of the Company, it may raise significant doubts for the Company’s ability to continue as a going concern.

6.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	As of December 31, 2022	As of December 31, 2021

Office equipment	$7,067	$27,954
Computer equipment	31,959	103,552
Furniture and fittings	4,501	7,961
Software and website	17,202	16,258
	60,729	155,725
Less: Accumulated depreciation	(21,867)	(131,677)
Balance at end of year	$38,862	$24,048

Depreciation expenses charged to the statements of loss and comprehensive loss for the years ended December 31, 2022 and 2021 were $7,569 and $15,590 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of December 31, 2022	As of December 31, 2021

Provisions and accruals	$163,217	$44,482
Others (1)	185,029	298,179
Balance at end of year	$348,246	$342,661

(1)	Other payables mainly consists of commission payable

8.	INCOME TAX

Income taxes consisted of U.S. income tax and foreign income tax, where foreign income tax consist of United Kingdom income tax and Malaysia income tax.

U.S. income tax rate is 21% (2021: 21%). Foreign income tax consist of United Kingdom income tax and Malaysia Income Tax. United Kingdom income tax rate is 19% (2021: 19%). Malaysia income tax rate is 24% (2021: 24%), however, due to HWGG Capital enjoy preferential tax rate of 3% due to within the territory of Labuan, Malaysia.

Income taxes includes the following components:

	For the year ended
	December 31, 2022	December 31, 2021
United States	$—	$—
Foreign	5,057	—
Income tax recovery	$5,057	$—

The foreign income taxes derived from Malaysia income tax within territory of Labuan. No United Kingdom income taxes are provided due to sufficient tax credits in the UK subsidiaries for offsetting against its income taxes for the year ended December 31, 2022.

Under IRC Section 382, a corporation that undergoes an “ownership change” in subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. As of each reporting date, the management assessed the realizability of deferred tax assets. Deferred tax assets had not been recognized in respect of any potential tax benefit that may be derived from non-capital loss carry forward and property and equipment due to past negative evidence of previous cumulative net losses and uncertainty upon restructuring. The management will continue to assess at each reporting period to determine the realizability of deferred tax assets.

9.	Revenue

The Company derives its revenue mainly from transaction fees earned through financial payment and settlement services. For these transaction fee revenues, the Company view itself as the agent in these transactions and as a result, records revenue on a net basis. The Company considers its performance obligation satisfied and recognizes revenue at the point in time the transaction is processed.

The disaggregation of revenue of the Company by geographical region is as follows:

	United Kingdom		Malaysia		Total
	2022	2021	2022	2021	2022	2021
Transaction fees	2,476,385	—	547,600	—	3,023,985	—
Other	—	—	60,294	3,124	60,294	3,124
Total revenue	2,476,385	—	607,894	3,124	3,084,279	3,124

10.	RELATED PARTY TRANSACTIONS

	As of December 31, 2022	As of December 31, 2021
Amount due from related parties
Asia Food People Sdn Bhd (1)	$—	$3,252
G2lux Sdn Bhd (1)	—	37,099
Ho Wah Genting Berhad (1)	—	5,030
Snatch Asia Sdn Bhd (1)	—	4,424
Ho Wah Genting Group Sdn Bhd (2)	799,094	—
HWG Fintech International Ltd (2)	497,841	—
Total Amount due from related parties	$1,296,935	$49,805

Amount of due to related parties
Ho Wah Genting Group Sdn Bhd (1)	—	626,308
Dato’ Lim Hui Boon (1)	—	71,857
Ho Wah Genting Holding Sdn Bhd (1)	—	59,880
Grande Legacy Inc. (1)	266,610	3,506,976
Grandelife Inc (3)	329,565	2,012
Ho Wah Genting Investment Bank (Labuan) P.L.C. (2)	1,596,825	—
Vitaxel Sdn Bhd (1)	23,933	—
Shalom Dodoun (4)	246,900	—
Total Amount due to related parties	$2,463,833	$4,267,033

The related party balances are unsecured, interest-free and repayable on demand.

(1)	During the year ended December 31, 2022, Vitaxel Sdn Bhd (“VSB”) and Vitaxel Online Mall Sdn Bhd (“VOM”), which are dormant, have been disposed as part of the restructuring transactions as disclosed in Note 1: Organization and Business.

Both VSB and VOM are disposed to Mr Leong Yee Ming, a previous director and CEO of the Company, which also includes certain intercompany debt assignment. Upon completion of the disposal, related party balances that are outstanding relating to advances made by Grande Legacy Inc and Vitaxel Sdn Bhd are $266,610 and $23,933 respectively for the year ended December 31, 2022.

(2)	Dato’ Lim Hui Boon, the previous president of the Company, is the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, a director of the Company.

Mr Lim Chun Hoo, is also a director in Ho Wah Genting Group Sdn Bhd (“HWGGSB”), HWG Fintech International Ltd (“HWGFI”) and a previous director of Ho Wah Genting Investment Bank (Labuan) P.L.C. (“HWGIB”)

The amount due from HWGGSB and HWGFI as at December 31, 2022, were advances made by the Company to HWGGSB and HWGFI. Whilst amount due to HWGIB were advances made by HWGIB to the Company.

(3)	Mr Leong Yee Ming, a previous director and CEO of the Company, is a director of GrandeLife Inc. The increase in balances due to GrandeLife Inc as at December 31, 2022 were due to deposit made by GrandeLife Inc to the Company as at year end for the purposes of obtaining financial payment services by the Company.

(4)	Mr Shalom Dodoun (“Mr Shalom”), is the shareholder and director of Fintech. With the acquisition of Fintech which part of the restructuring transaction, Mr Shalom is the current director and Chief Executive Officer of the Company. The amount due to Mr Shalom as at December 31, 2022, were advances made by Mr Shalom to the Company.

(5)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officers of the Company:

	December 31, 2022	December 31, 2021
Current officers
Shalom Dodoun – Director, Chief Executive Officer of the Company	$142,005	$—
Natalie Katsberg – Director and Chief Operation Officer in Fintech	44,961	—
Paul Renner – Director in Fintech	31,117	—

Previous officers
Lim Wee Kiat	$49,734	$52,125
Leong Yee Ming	46,971	44,886
	$314,789	$97,011

11.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of December 31, 2022, and 2021, Company has no capital commitments.

12.	STOCKHOLDERS’ EQUITY

Common stocks

The Company’s authorized common stock is $0.001: 400,000,000 shares, with 198,742,643 shares issued and outstanding during the year ended December 31, 2022.

The Company’s authorized common stock is $0.0001: 70,000,000 shares, with 54,087,903 shares issued and outstanding during the year ended December 31, 2021.

On April 8, 2022, Financial Industry Regulatory Authority, Inc. (“FINRA”) notified the Company that the Reverse Stock Split will take effect on the over-the-counter market at the start of business on April 11, 2022. The reverse stock split reduces the 54,087,903 shares issued and outstanding by 48,678,593 shares to 5,409,310. Effectively on April 11, 2022, the Company’s authorized common stock is $0.001: 400,000,000 shares, with 5,409,310 shares issued and outstanding.

On November 15, 2022 and November 30, 2022, the Company issued 91,666,667 and 101,666,666 shares respectively for the acquisition of HWGG Capital and acquisition of Fintech as disclosed in Note 1: Organization And business. The total shares issued for the acquisitions totalled to 193,333,333.

Preferred stocks

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

No issuance of RCPS has occurred as of December 31, 2022. In the scenario of issuance of RCPS, the changes will be as follows:

	December 31, 2022			December 31, 2021
RCPS issuance scenario	30%	50%	100%	30%	50%	100%

SELECTED CONDENSED COMBINED BALANCE SHEET DATA:
Cash and cash equivalents	$11,291,378	16,291,378	28,791,378	7,537,033	12,537,033	25,037,033
Total assets	$71,325,261	76,325,261	88,825,261	7,682,987	12,682,987	25,182,987
Total liabilities	$4,943,467	4,943,467	4,943,467	4,768,952	4,768,952	4,768,952
Total stockholders’ equity	$66,381,794	71,381,794	83,881,794	2,914,035	7,914,035	20,414,035

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

Management’s Annual Report on Internal Control over Financial Reporting.

Shalom Dodoun, our Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon their participation in that evaluation, the CEO concluded that the disclosure controls and procedures were effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(1) Financial Statement Schedule: None.

(2) Exhibits

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

3.4

Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on March 2, 2022 (incorporated by reference to Exhibit 3.4 from the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

3.5

Certificate of Designation of the Relative Rights and Preferences of the Redeemable Convertible Preferred Stock filed with the Nevada Secretary of State on March 10, 2022 (incorporated by reference to Exhibit 3.4 from the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2022)

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to Form S-4 filed with the SEC on August 16, 2022).

10.1	Registrant’s 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.2	Consulting Agreement, dated November 1, 2015, between Vitaxel and Leong Yee Ming (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.3	Travel Agency Services Contract dated November 1, 2015 between Vitaxel SDN BHD and Ho Wah Genting Holiday SDN BHD (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.11	License Agreement by and between Vitaxel Group Limited and Vitaxel Private Limited dated August 6, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2016)

10.12	License Agreement by and between Vitaxel Group Limited and Vitaxel Corp (Thailand) Ltd. dated August 15, 2016, as amended on August 21, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2016)

10.13	Share Sale Agreement among Lim Hui Sing, Leong Yee Ming, Vitaxel Sdn. Bhd. And Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2017)

10.14	Agreement among Lim Hui Song, Leong Yee Ming, Vitaxel Sdn. Bhd. and Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.15	Grande Agreement dated as of January 5, 2017 between Vitaxel Group Limited and Grande Legacy Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.16	Termination and Release Agreement between Vitaxel Group Limited and Grande Legacy Inc., a British Virgin Island Company, dated as of December 5, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 7, 2018)

10.17	Consulting Agreement Renewal dated August 1, 2020 between Vitaxel SDN BHD and Leong Yee Ming

10.18	Amendment 1 to Consulting Agreement Renewal dated September 1, 2020 between Vitaxel SDN BHD and Leong Yee Ming

10.19	Amendment 2 to Consulting Agreement Renewal dated March 1, 2021 between Vitaxel SDN BHD and Leong Yee Ming

21.1	Subsidiaries of the Registrant (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on April 6, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – the cover age of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL.

* Filed herewith.

ITEM 16. 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of April, 2023.

HWGC HOLDINGS LIMITED

By:	/s/ Shalom Dodoun
Shalom Dodoun
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
April 17, 2023
/s/ Shalom Dodoun	Chief Executive Officer (Principal Executive Officer)
Shalom Dodoun
April 17, 2023
/s/ Lim Chun Hoo	Chief Financial Officer & Director (Principal Financial and Accounting Officer
Lim Chun Hoo
April 17, 2023
/s/ Colin Ellis	Director
Colin Ellis

/s/ Richard Berman	Director	April 17, 2023
Richard Berman