Form 10-K/A
period 2022-12-31
HWGC Holdings Ltd
filed 2023-04-28
CIK 1623590

Table of Contents

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

198,742,643 shares of common stock were issued and outstanding as of April 19, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm PCAOB ID: 6255	Auditor Name: Pan-China Singapore PAC	Auditor Location: Singapore

EXPLANATORY NOTE

HWGC Holdings Limited (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 17, 2023 (the “Original Filing”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2023 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

i

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of the current Board of Directors of the Company, our executive officers and the principal offices and positions held by each person.

Name	Age	Position(s)
Shalom Dodoun	42	Chief Executive Officer (“CEO) & Director
Lim Chun Hoo	33	Chief Financial Officer (“CFO”) & Director
Colin Ellis	61	Director
Richard Berman	80	Director

Shalom Dodoun (Mr. Dodoun) is the founder, director and CEO of Fintech Scion Limited (“Fintech”), a wholly-owned subsidiary of the Company and a premier provider of innovative payment solutions. With over 15 years’ experience in the payments and banking industry, Mr. Dodoun is a highly regarded expert in the field. He has extensive global experience in the development of cutting-edge payment systems, Electronic Money Institutions, and Payment Service Providers across Europe. As a thought leader in the payments and banking sector, Mr. Dodoun is recognized for his drive for innovation and his commitment to delivering superior quality solutions. Under his leadership, FintechCashier, has become a trusted partner to a growing client base worldwide, winning numerous awards for exceptional customer support and service.

Lim Chun Hoo (Mr. Lim) is the director of HWGG Capital P.L.C. (“HWGG Capital”), a wholly-owned subsidiary of the Company. From May, 2020 to April, 2022, he served as a director in a digital investment bank company, HWG Digital Investment Bank (Malaysia) P.L.C.. From November, 2020 to August, 2022, he served as a director under Fintech Bank Limited. He was also served as a director of Ho Wah Genting Holiday Sdn Bhd since November, 2014 until October, 2021. From August, 2013 to May, 2014, he was Senior Share Investment Executive at Public Bank Berhad. In August, 2010, he joined PT Ho Wah Genting, Indonesia as a business analyst, and served as an assistant of vice president from December, 2011 until August, 2013. Mr. Lim received a Bachelor of Arts (Honours) in Finance and Investment Management from the University of Northumbria, Newcastle-upon-Tyne, United Kingdom in 2010.

Colin Ellis (Mr. Ellis) is the Senior Partner of Anstey Bond LLP, a London firm of chartered accountants, which he founded in January 2011. Mr. Ellis has a well-developed background in international corporate finance, having served as Auditor and Advisor to UK companies listed on the London Stock Exchange and Alternative Investment Market (AIM), along with other junior market-listed public companies, including entities in the Mining and Innovation Technology sectors.  Mr. Ellis holds several directorships and provides financial knowledge for a range of companies, from start-ups to public companies. His 35 years of experience in the international finance industry have enabled Mr. Ellis to develop a sound knowledge of running both UK-based and international companies.

Richard Berman (Mr. Berman) became a member of our Board of Directors in February 2023 and serves as Chairman of the Compensation Committee. Mr. Berman’s business career spans over 40 years of venture capital, senior management and merger & acquisitions experience.   Mr. Berman has served as a director and/or officer of over a dozen public and private companies. From 2006 to 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets.  Mr. Berman is currently a director of five publicly traded companies:  Cryoport, Inc., Comsovereign Holding Corp., BioVie, Inc., Context Therapeutics Inc. (where he is Chairman) and Genius Group Limited. Mr. Berman also serves as Audit Committee Chairman for Cryoport Inc., Biovie Inc. and Genius Group Limited. Mr. Berman also served as a director of Cuentas, Inc. from 2018 through 2022.    Over the last decade he has served on the board of six companies that have reached over $1 billion in market capitalization – Cryoport, Advaxis, EXIDE, Internet Commerce Corporation, Strategic Funding Source, Inc. (Kapitus) and Ontrak (Catasys). Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions.  He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA.  He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman’s financial and business expertise, including his background in biotechnology, international management and banking, and his extensive experience as a director in the public company context makes him well-qualified to serve as a member of our Board of Directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

Committees

The Board has a compensation committee, which is chaired by Mr. Berman.

Potential Conflict of Interest

Since we do not have an audit committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions.

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

Family Relationships.

There are no family relationships among any of our officers or directors.

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

ITEM 11. Executive Compensation

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the years ended December 31:

Name & Principal Position	Year	Salary	Bonus	Stock In Lieu of Cash Bonus	Equity Incentive Plan Grants	Other	Total
Existing Executive Officers
Shalom Dodoun	2022	$142,005	$-0-	$-0-	$-0-	$-0-	$142,005
(CEO)	2021	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Previous Executive Officers
Leong Yee Ming	2022	$46,971	$-0-	$-0-	$-0-	$-0-	$46,971
(Previous CEO and CFO)	2021	$44,886	$-0-	$-0-	$-0-	$-0-	$44,886

Employment Agreements

On November 1, 2015 the Company, through its previous subsidiary, Vitaxel Sdn Bhd (“VSB”), entered into a Consulting Services Agreement (the “Consulting Agreement”) with Mr. Leong Yee Ming (Mr. Leong) pursuant to which Mr. Leong provides management services. The Consulting Agreement expired on July 31, 2016, which was extended several times. Pursuant to the Consulting Agreement and all renewal agreements, Mr. Leong was initially received a monthly consulting fee of RM12,000 per month (approximately US$2,896 per month) and an expense allowance of RM2,000 per month (approximately US$483 per month). Effective January 1, 2017, Mr. Leong monthly consulting fee had been increased to RM17,000 per month (approximately US$4,102 per month), with no longer any expense allowance and effective September 1, 2020, the monthly consulting fee received by Mr. Leong was revised to RM13,600 (approximately $3,282 per month). Due to the effect of COVID-19 pandemic, commencing from March 1, 2021, the monthly consulting fee received by Mr. Leong was further revised to RM8,000 (approximately $1,931 per month). Effective from May 1, 2021, Mr. Leong monthly consulting fee had been revised back to RM17,000 per month (approximately US$4,102 per month). The Consulting Agreement effectively departed from the Company upon VSB ceased to be the subsidiary of the Company on December 30, 2022. On February 23, 2023, Mr Leong resigned from his position from the Board.

Other than as set forth above, none of the Company’s executive officers have employment agreements directly with the Company, although they may enter into such agreements in the future.

Outstanding Equity Awards as of December 31, 2022

None

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2022.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders	310,029	$–	3,689,971
Total	310,029	$–	3,689,971

Director Compensation

The Company accrued or paid compensation to its directors for serving in such capacity, as shown in the table below.

Director	Year	Option Awards	Restricted Stock Unit Awards	Fees Earned or Paid in Cash	Total
Shalom Dodoun	2022	$–	$–	$142,005	$142,005
Lim Chun Hoo	2022	$–	$–	$–	$–
Colin Ellis	2022	$–	$–	$–	$–
Richard Berman	2022	$–	$–	$–	$–

Pursuant to the appointment of Mr. Ellis as the non-executive director of the Company on February 23, 2023, the Board has determined to pay Mr. Ellis a quarterly fee of $6,000 in cash and $13,000-worth of shares upon the Company’s completion of its next financing.

Pursuant to the appointment of Mr. Berman as the non-executive director of the Company on February 23, 2023, the Board has determined to pay Mr. Berman a monthly fee of $10,000 in cash upon the Company’s completion of a successful round of fundraising, plus 1% of the Company’s equity. Mr. Berman will receive a third of the equity payment in Q2 of 2023, and will receive the remaining equity payments in January 2024, and January 2025, respectively

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 19, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 19, 2023, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 198,742,643 shares of common stock outstanding on April 19, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of April 19, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o HWGC Holdings Limited, 2 Portman Street, London, W1H 6DU United Kingdom.

		Percentage of
	Number of Shares	Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Shalom Dodoun(1)	86,416,667	43.5%
Lim Chun Hoo(2)	51,922,257	26.1%
Colin Ellis(3)	–	–
Richard Berman(4)	–	–
All Officers and Directors as a Group (4 persons)	138,338,924	69.6%

(1)	Mr. Dodoun is the CEO and Director of the Company, and the director of Fintech Scion Group, a wholly-owned subsidiary of the Company.
(2)	Mr. Lim is the CFO, Secretary and Director of the Company, and the director of HWGG Capital PLC, a wholly-owned subsidiary of the Company.
(3)	Mr. Ellis is the Director of the Company.
(4)	Mr. Berman is the Director of the Company.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions or series of transactions since January 1, 2021 or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

Amounts due from Related Parties

For the years ended December 31, 2022 and 2021, the total amounts due from related parties were $ 1,296,935 and $ 49,805, respectively. These advances were unsecured, non-interest bearing and due on demand. The breakdown of certain amount due from related parties are as below:

Dato’ Lim Hui Boon, the previous president of the Company who resigned in February 2023, is also 1) the Group President of Ho Wah Genting Berhad (“HWGB”), a company listed in Bursa Malaysia Main Market, and the amount due from HWGB for the years ended December 31, 2022 and 2021 were zero and $5,030 respectively; 2) the Group President of Ho Wah Genting Group Sdn Bhd (“HWGGSB”), meanwhile Lim Chun Hoo, the director of the Company, is also the director of HWGGSB. As of December 31, 2022, and 2021, the amount due from HWGGSB were $799,094 and zero, respectively.

Lim Chun Hoo, the director of the Company, is also the director of HWG Fintech International Ltd (“HWGFI”). As of December 31, 2022, and 2021, the amount due from HWGFI were $497,841 and zero, respectively.

Leong Yee Ming, the previous CEO, CFO, Secretary and director of the Company who resigned in February 2023, is also 1) a director of Asia Food People Sdn Bhd (“AFP”), and the amount due from AFP for the years ended December 31, 2022 and 2021 were zero and $3,252 respectively; 2) a director of G2lux Sdn Bhd (“G2lux”), and the amount due from G2lux for the years ended December 31, 2022 and 2021 were zero and $37,099 respectively; 3) a director of Snatch Asia Sdn Bhd (“SASB”), and the amount due from SASB for the years ended December 31, 2022 and 2021 were zero and $4,424 respectively.

Amounts due to Related Parties

For the years ended December 31, 2022 and 2021, the total amounts due to related parties were $2,463,833 and $4,267,033 respectively. These advances were unsecured, non-interest bearing and due on demand. The breakdown of certain amount due to related parties are as below:

Dato’ Lim Hui Boon, the previous president of the Company who resigned in February 2023, and Lim Chun Hoo, the director of the Company, are, respectively, the Group President and the director of HWGGSB. As of December 31, 2022, and 2021, the amount due to HWGGSB were zero and $626,308 respectively.

For the years ended December 31, 2022 and 2021, the amount due to Dato Lim Hui Boon, the previous president of the Company who resigned in February 2023, were zero and $71,857, respectively.

Lim Wee Kiat, a previous CFO, secretary and director of the Company who resigned in July 2020, is also a director of Ho Wah Genting Holding Sdn Bhd (“HWGHSB”). For the years ended December 31, 2022 and 2021, the amount due to HWGHSB were zero and $59,880, respectively.

Leong Yee Ming, the previous CEO, CFO, secretary and director of the Company who resigned in February 2023, is also 1) a director of Grande Legacy Inc (“GL”), and the amount due to GL for the years ended December 31, 2022 and 2021 were $266,610 and $3,506,976 respectively; 2) a director of Grandelife Inc (“Grandelife”), and the amount due to Grandelife for the years ended December 31, 2022 and 2021 were $329,565 and $2,012 respectively; 3) a director of Vitaxel Sdn bhd (“Vitaxel”), a previous subsidiary of the Company, and the amount due to Vitaxel for the years ended December 31, 2022 and 2021 were $23,933 and zero respectively.

Lim Chun Hoo, the director of the Company, is also a previous director of Ho Wah Genting Investment Bank (Labuan) P.L.C.. As of December 31, 2022, and 2021, the amount due to HWGDIB were $1,596,825 and zero, respectively.

For the years ended December 31, 2022 and 2021, the amount due to Shalom Dodoun, the CEO and director of the Company, were $ 246,900 and zero, respectively.

ITEM 14. Principal Accountant Fees and Services.

The aggregate fees billed to the Company by PAN- CHINA SINGAPORE PAC, the Company’s independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2022	2021
Audit Fees	$62,500	$24,000
Audit-Related Fees	$58,000	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total	$120,500	$24,000

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

The fees for professional services rendered in connection with the audit of the Company’s annual financial statements, for the review of the financial statements included in the Company’s interim reports and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including issuance of comfort letters.

Audit-Related Fees

The fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees”.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(1) Financial Statement Schedule: None.

(2) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on January 5, 2015)

3.2	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on January 8, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 11, 2016)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on January 5, 2015)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on March 2, 2022 (incorporated by reference to Exhibit 3.4 from the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

3.5	Certificate of Designation of the Relative Rights and Preferences of the Redeemable Convertible Preferred Stock filed with the Nevada Secretary of State on March 10, 2022 (incorporated by reference to Exhibit 3.4 from the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2022)

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to Form S-4 filed with the SEC on August 16, 2022).

10.1	Registrant’s 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.2	Consulting Agreement, dated November 1, 2015, between Vitaxel and Leong Yee Ming (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.3	Travel Agency Services Contract dated November 1, 2015 between Vitaxel SDN BHD and Ho Wah Genting Holiday SDN BHD (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.11	License Agreement by and between Vitaxel Group Limited and Vitaxel Private Limited dated August 6, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2016)

10.12	License Agreement by and between Vitaxel Group Limited and Vitaxel Corp (Thailand) Ltd. dated August 15, 2016, as amended on August 21, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2016)

10.13	Share Sale Agreement among Lim Hui Sing, Leong Yee Ming, Vitaxel Sdn. Bhd. And Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2017)

10.14	Agreement among Lim Hui Song, Leong Yee Ming, Vitaxel Sdn. Bhd. and Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.15	Grande Agreement dated as of January 5, 2017 between Vitaxel Group Limited and Grande Legacy Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.16	Termination and Release Agreement between Vitaxel Group Limited and Grande Legacy Inc., a British Virgin Island Company, dated as of December 5, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 7, 2018)

10.17**	Consulting Agreement Renewal dated August 1, 2020 between Vitaxel SDN BHD and Leong Yee Ming

10.18**	Amendment 1 to Consulting Agreement Renewal dated September 1, 2020 between Vitaxel SDN BHD and Leong Yee Ming

10.19**	Amendment 2 to Consulting Agreement Renewal dated March 1, 2021 between Vitaxel SDN BHD and Leong Yee Ming

21.1	Subsidiaries of the Registrant (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on April 6, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – the cover age of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL.

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of April, 2023.

HWGC HOLDINGS LIMITED

By:	/s/ Shalom Dodoun
Shalom Dodoun
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
April 28, 2023
/s/ Shalom Dodoun	Chief Executive Officer & Director (Principal Executive Officer)
Shalom Dodoun
April 28, 2023
/s/ Lim Chun Hoo	Chief Financial Officer, Secretary & Director (Principal Financial and Accounting Officer)
Lim Chun Hoo
April 28, 2023
/s/ Colin Ellis	Director
Colin Ellis

/s/ Richard Berman	Director	April 28, 2023
Richard Berman

