Form 10-Q
period 2023-03-31
Fintech Scion Ltd
filed 2023-05-22
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55685

FINTECH SCION LIMITED
(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Portman House, 2 Portman Street London, W1H 6DU United Kingdom	N/A
(Address of principal executive offices)	(Zip Code)

+44 203 982 5041

(Registrant’s telephone number, including area code)

HWGC HOLDINGS LIMITED

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
None	N/A	N/A

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

As of May 22, 2023, there were 198,742,643 shares of the issuer’s common stock issued and outstanding.

FINTECH SCION LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FINTECH SCION LIMITED

(Formerly known as HWGC Holdings Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	March 31,	December 31,
	2023 (Unaudited)	2022 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,892,882	$3,791,378
Accounts receivable	1,141,427	1,792,195
Amount due from related parties	1,830,704	1,296,935
Inventories	2,237	2,272
Other receivables, prepayments and other current assets	465,818	1,049,292
Total Current Assets	7,333,068	7,932,072

Non-current assets
Intangible asset	52,328	59,803
Goodwill	55,794,524	55,794,524
Property and equipment, net	42,018	38,862
Total Non-Current Assets	55,888,870	55,893,189

TOTAL ASSETS	$63,221,938	$63,825,261

LIABILITIES
Current liabilities
Amounts due to related parties	$2,157,906	$2,463,833
Accounts payable	1,932,735	2,131,388
Accruals and other payables	231,910	348,246
Total Current Liabilities	4,322,551	4,943,467
TOTAL LIABILITIES	4,322,551	4,943,467

Commitments and Contingencies (Note 10)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 and $0.0001: 70,000,000 shares authorized, respectively; 198,742,643 and 54,087,903 shares issued and outstanding, respectively	198,743	198,743
Additional paid-in capital	111,770,998	111,770,998
Merger reserves	(55,000,000)	(55,000,000)
Accumulated surplus	1,346,797	1,342,788
Accumulated other comprehensive income	579,959	565,935
Equity attributable to equity holders of the parent	58,896,497	58,878,464
Non-controlling interests	2,890	3,330
Total Stockholders’ Equity	58,899,387	58,881,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,221,938	$63,825,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED

(Formerly known as HWGC Holdings Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended March 31,
	2023	2022
REVENUE	$847,194	$17

COST OF REVENUE	(35)	(11)

GROSS PROFIT	847,159	6

OPERATING EXPENSES
Selling expense	—	—
General and administrative expenses	(871,366)	(127,055)
Total operating expenses	(871,366)	(127,055)

LOSS FROM OPERATIONS	(24,207)	(127,049)

OTHER INCOME/(EXPENSE), NET
Other income	30,976	6,381
Other expense	(574)	(2,684)
Total other income / (expense), net	30,402	3,697
NET INCOME / (LOSS) BEFORE TAX	$6,195	$(123,352)

Income tax	(2,626)	—
NET INCOME / (LOSS)	$3,569	$(123,352)

Loss attributable to non-controlling interests	440	—
NET INCOME / (LOSS) FOR THE PERIOD	$4,009	$(123,352)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	14,024	29,655

TOTAL COMPREHENSIVE INCOME / (LOSS)	$18,033	$(93,697)

Weighted average number of common shares outstanding – basic and diluted	198,742,643	198,742,643
Net Income / (Loss) per share – basic and diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED

(Formerly known as HWGC Holdings Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$3,569	$(123,352)
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	10,819	13,461
Interest expenses on lease obligation	—	258
Changes in operating assets and liabilities
Accounts receivables	650,768	—
Other receivables, prepayments and other current assets	583,475	11,805
Inventories	35	—
Accounts Payable	(198,653)	3,135
Commission payables	—	(808)
Accrued expense and other payables	(116,336)	(12,982)
Net generated from / (used in) operating activities	933,677	(108,483)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,500)	—
Net cash used in investing activities	(6,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	—	(9,709)
(Repayments) / Proceeds from related parties	(839,697)	129,025
Net cash (used in) / provided by financing activities	(839,697)	119,316

EFFECT OF EXCHANGE RATES ON CASH	14,024	(278)

NET CHANGE IN CASH AND CASH EQUIVALENTS	101,504	10,555

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,791,378	37,033

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,892,882	$47,588

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED

(Formerly known as HWGC Holdings Limited)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Fintech Scion Limited (“the Company”) formerly known as HWGC Holdings Limited, incorporated in Nevada.

The Company holds the following equity interests in its subsidiaries:

			Interest
No.	Name of subsidiary	Country of incorporation	2023%	2022%	Principal activities
1	FintechCashier Asia P.L.C. , formerly known as HWGG Capital P.L.C. (“Fintech Asia”)	Malaysia	100	100	Money broking
2	HWG Cash Singapore Pte Ltd (“HCS”)	Singapore	55	55	Trading of digital assets
3	HWGC KZ Limited (“HKZ”)	Kazakhstan	100	100	Software development
4	Fintech Scion Limited (“Fintech”)	United Kingdom	100	100	Digital payment services
5	Fintech Digital Solutions Limited (“FDS”)	United Kingdom	100	100	Digital payment services
6	Fintech Digital Consulting Limited (“FDC”)	United Kingdom	100	100	Digital payment services
7	Vitaxel Sdn Bhd (“VSB”)	Malaysia	—	—	Direct selling industry
8	Vitaxel Online Mall Sdn Bhd (“VOM”)	Malaysia	—	—	Online shopping platforms

The Company is previously engaged in direct selling industry and online shopping platform primarily through its operating entities in Malaysia. During the financial year ended December 31, 2022, the Company restructured after the consummation of two share exchange agreements and the disposal of VSB and VOM. The Company upon the restructuring, offers digital banking services by providing the tools, skills, and solutions to facilitate payment services to merchants, offering a variety of secured, online and fully managed transactions and settlements.

Restructuring Transactions

The following restructuring transactions has occurred during the year ended December 31, 2022:

i.	Acquisition of Fintech Asia (formerly known as HWGG Capital P.L.C.)
ii.	Acquisition of Fintech
iii.	Disposal of VSB and VOM

Information of the restructuring transactions were disclosed in the notes to the consolidated financial statement for the year ended December 31, 2022, included in the Company’s Form 10-K filed with the Security and Exchange Commission (“SEC”) by the Company on April 17, 2023.

2.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information under Article 8 of Regulation S-X. They do not include all information and foot notes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statement for the year ended December 31, 2022, included in the Company’s Form 10-K filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K.

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of March 31, 2023, results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations for the entire fiscal year.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

3.	ACCOUNTS RECEIVABLES

Accounts receivable represent balances from:

(i)       transactions fees receivable generated from financial payment and settlement services;

(ii)      non-interest-bearing credit tokens issue to authorized agents.

Services billed are generally settled upon financial services have been rendered. Only limited clients are extended with credits.

As of March 31, 2023, accounts receivable balances of $1,141,427 mainly derived from commissions receivables of $955,183 and non-interest-bearing credit tokens issued to authorized agents of $186,244. As of December 31, 2022, accounts receivable balances of $1,792,195 mainly derived from commissions receivables of $597,986 and non-interest-bearing credit tokens issued to authorized agents of $1,194,209.

The company considers accounts receivable to be fully collectible, therefore no impairment is necessary as at March 31, 2023 and December 31, 2022.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	March 31, 2023		December 31, 2022
Other receivables (1)		$401,692		$949,430
Deposits (2)		34,328		87,805
Prepayments (3)		29,798		12,057
	$465,818		$1,049,292

(1)	Other receivables primarily represent balances in liquidity solution providers.
(2)	Deposits represented payments for rental, utilities, and deposit payment to product suppliers.
(3)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	GOODWILL

The table below set forth the carrying amount of goodwill for March 31, 2023 and December 31, 2022.

	As of March 31, 2023		As of December 31, 2022

Gross carrying amount		$—		$—
Acquired in business combination (1)		55,794,524		55,794,524
	55,794,524		55,794,524
Accumulated impairment		$—		$—
Impairment (2)		—		—
		—		—

Goodwill, net		$55,794,524		$55,794,524

(1)	Goodwill was acquired during the year ended December 31, 2022 resulted from the acquisition of Fintech as disclosed in Note 1: Organization and business.

(2)

The management performs goodwill impairment test annually. On November 30, 2022, the reverse acquisition by Fintech/the Company was completed. As the acquisition date and financial period end is of a relatively short period, the management has not identified any indicators that relate to the impairment of goodwill. As such no impairment of goodwill has been made. In the event that after year end if any events occur that may have a negative impact on the carrying amount of goodwill and will have significant effect on the results of the Company, it may raise significant doubts for the Company’s ability to continue as a going concern.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of March 31, 2023	As of December 31, 2022

Office equipment	$7,470	$7,067
Computer equipment	36,616	31,959
Furniture and fittings	5,771	4,501
Software and website	17,372	17,202
	67,229	60,729
Less: Accumulated depreciation	(25,211)	(21,867)
Balance at end of period/year	$42,018	$38,862

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended March 31, 2023 and 2022 were $3,344 and $2,867 respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of March 31, 2023	As of December 31, 2022

Provisions and accruals	$110,228	$163,217
Others (1)	121,682	185,029
Balance at end of period/year	$231,910	$348,246

(1)	Other payables mainly consist of commissions payable.

8.	REVENUE

The Company derives its revenue mainly from transaction fees earned through financial payment and settlement services. For these transaction fee revenues, the Company view itself as the agent in these transactions and as a result, records revenue on a net basis. The Company considers its performance obligation satisfied and recognizes revenue at the point in time the transaction is processed.

The disaggregation of revenue of the Company by geographical region for the period ended March 31, 2023 and 2022 is as follows:

	United Kingdom		Malaysia		Total
	2023	2022	2023	2022	2023	2022
Transaction fees	738,335	—	98,298	—	836,633	—
Other	—	—	10,561	17	10,561	17
Total revenue	738,335	—	108,859	17	847,194	17

9.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of March 31, 2023	As of December 31, 2022
Amount due from related parties
Ho Wah Genting Group Sdn Bhd (2)	$1,326,927	$799,094
HWG Fintech International Ltd (2)	497,841	497,841
Grandelife Inc (3)	5,936	—
Snatch Asia Sdn Bhd (4)	—	—
Total Amount due from related parties	$1,830,704	$1,296,935

Amount due to related parties
Grande Legacy Inc. (1)	$269,580	$266,610
Grandelife Inc (3)	—	329,565
HWG Digital Investment Bank (Malaysia) PLC (2)	1,611,600	1,596,825
Vitaxel Sdn Bhd (1)	23,933	23,933
Shalom Dodoun (4)	252,793	246,900
Total Amount due to related parties	$2,157,906	$2,463,833

The related party balances are unsecured, interest-free and repayable on demand.

(1)

During the year ended December 31, 2022, Vitaxel Sdn Bhd (“VSB”) and Vitaxel Online Mall Sdn Bhd (“VOM”), which are dormant, have been disposed as part of the restructuring transactions as disclosed in Note 1: Organization and Business.

Both VSB and VOM are disposed to Mr Leong Yee Ming, a previous director and CEO of the Company, which also includes certain intercompany debt assignment. Upon completion of the disposal, related party balances that are outstanding relating to advances made by Grande Legacy Inc. (“GL”) and Vitaxel Sdn Bhd are $266,610 and $23,933 respectively for the year ended December 31, 2022.

As at March 31, 2023, the amount due to GL and VSB are $269,580 and $23,933 respectively.

(2)	Dato’ Lim Hui Boon, the previous president of the Company, is the Group President of Ho Wah Genting Group Sdn Berhad (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, a director of the Company.

Mr Lim Chun Hoo, is also a director in Ho Wah Genting Group Sdn Bhd (“HWGGSB”), HWG Fintech International Ltd (“HWGFI”) and a previous director of HWG Digital Investment Bank (Malaysia) PLC (“HDIB”). HDIB is previously known as Ho Wah Genting Investment Bank (Labuan) P.L.C.

The amount due from HWGGSB and HWGFI as at March 31, 2023 and December 31, 2022, were advances made by the Company to HWGGSB and HWGFI. Whilst amount due to HDIB were advances made by HDIB to the Company.

(3)	Mr Leong Yee Ming, a previous director and CEO of the Company, is a director of GrandeLife Inc..

(4)	Mr Shalom Dodoun (“Mr Shalom”) is the director and Chief Executive Officer of the Company. The amount due to Mr Shalom as at March 31, 2023 and December 31, 2022, were advances made by Mr Shalom to the Company.

(5)

Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer of the Company that are individually in excess of $100,000 annually:

	March 31, 2023	December 31, 2022
Officers
Shalom Dodoun – Director, Chief Executive Officer of the Company	$48,614	$142,005

10.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of March 31, 2023, and December 31, 2022, Company has no capital commitments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As used in this Quarterly Report, the terms “we,”“us,”“Company,” and “our” mean Fintech Scion Limited and its subsidiaries on a consolidated basis, unless otherwise indicated or the context requires otherwise.

Overview

Fintech Scion Limited (“Fintech Scion”, the “Company”, “we”, “our”, or “us”) offers digital banking services by providing the tools, skills and solutions to facilitate payment services to merchants, offering a variety of secured, online and fully managed transactions and settlements.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended March 31, 2023 and 2022 and the related notes thereto.

Revenue

We recognized $847,194 and $17 revenues for the periods ended March 31, 2023 and 2022, respectively. The significant increase in revenue primarily resulted from the restructuring transactions that occurred during financial year ended December 31, 2022. Revenue recognized during the period are mainly from transaction fees earned through financial payment and settlement services provided by Fintech and Fintech Asia (formerly known as HWGG Capital P.L.C).

Cost of Sales

Cost of sales for the period ended March 31, 2023 was $35 compared to $11 for the period ended March 31, 2022.

Gross Profit

Gross profit for the period ended March 31, 2023 was $847,159 compared to $6 for the period ended March 31, 2022. The increase resulted primarily from the restructuring transactions that led to additional sources of revenue from Fintech and Fintech Asia (formerly known as HWGG Capital P.L.C).

Operating Expenses

For the period ended March 31, 2023, we incurred total operating expenses in the amount of $871,366, composed of selling expenses of $nil and general and administrative expenses totalling $871,366. Whilst, for the period ended March 31, 2023, we incurred total operating expenses in the amount of $127,055, composed of selling expenses of $nil and general and administrative expenses totalling $127,055. The increase of $744,311 or 586% for the administrative expenses represent the total increase in operating expenses. The increase as compared to prior year was resulted from the restructuring that has occurred towards prior year end, which were disclosed in the Note 1 of the financial statements.

Liquidity and Capital Resources

As of March 31, 2023, we had a cash balance of $3,892,882. During the period ended March 31, 2023, net cash generated from operating activities totalled $933,677. Net cash used in investing activities totalled $6,500. Net cash used in financing activities during the period totalled $839,697. The resulting change in cash for the period was an increase of $101,504, which was primarily due to cash generated from operating activities.

As of March 31, 2022, we had current liabilities of $4,322,551, which was composed of amount due to related parties of $2,157,906, accounts payable of $1,932,735, and accruals and other payable of $231,910.

We had net assets of $58,899,387 and $58,881,794 as of March 31, 2023 and December 31, 2022, respectively.

We have recognized goodwill of $55,794,524 as a result from the acquisition of Fintech during the year ended December 31, 2022. We believe no impairment is required during the period ended March 31, 2023. However, due to the significant carrying amount of goodwill recognized, any indication of impairment that causes losses and give rise to substantial doubt about our ability to continue as going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financing, or other relationships with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Please refer to Note 2 Summary of Significant Accounting Policies of the Financial Statements on Form 10-K filed with the SEC on April 17, 2023, for disclosures regarding the critical accounting policies related to our business.

Recently Issued Accounting Standards

The recently issued accounting pronouncements are included in Note 2 Unaudited Interim Financial Statements for disclosures on accounting policies related to our business.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Shalom Dodoun, our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2022. Based upon the participation in that evaluation, it has been concluded that the disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On May 16, 2023, the Company filed the Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, which changed the Company’s name from “HWGC Holdings Limited” to “Fintech Scion Limited” (the “Name Change”).

In connection with the Name Change, the Company submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a voluntary request for a change of the Company’s trading symbol. The Name Change will become effective for trading purposes when approval of said corporate actions is approved by FINRA. The Company will file a Current Report on Form 8-K to disclose the effective date of the Name Change and trading symbol change upon receipt of the notification from FINRA.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
3.1*	Certificate of Amendment to Articles of Association of Fintech Scion Limited

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File – the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL and included in the Exhibit 101 Document Set

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH SCION LIMITED

Date: May 22, 2023	By:	/s/ Shalom Dodoun
Shalom Dodoun Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Lim Chun Hoo
Lim Chun Hoo Chief Financial Officer (Principal Financial and Accounting Officer)