Form 10-Q
period 2023-06-30
Fintech Scion Ltd
filed 2023-08-21
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

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

Yes ☐ No ☒

As of June 30, 2023, there were 198,742,643 shares of the issuer’s common stock issued and outstanding.

FINTECH SCION LIMITED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FINTECH SCION LIMITED AND SUBSIDIARIES

 (Formerly known as HWGC Holdings Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	June 30,	December 31,
	2023 (Unaudited)	2022 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,493,145	$3,791,378
Accounts receivable	476,139	1,792,195
Amount due from related parties	—	1,296,935
Inventories	15,772	2,272
Other receivables, prepayments and other current assets	349,879	1,049,292
Total Current Assets	5,334,935	7,932,072

Non-current assets
Intangible asset	50,201	59,803
Goodwill	55,794,524	55,794,524
Property and equipment, net	40,779	38,862
Total Non-Current Assets	55,885,504	55,893,189

TOTAL ASSETS	$61,220,439	$63,825,261

LIABILITIES
Current liabilities
Amounts due to related parties	$576,904	$2,463,833
Accounts payable	1,191,833	2,131,388
Accruals and other payables	847,998	348,246
Total Current Liabilities	2,616,735	4,943,467
TOTAL LIABILITIES	2,616,735	4,943,467

Commitments and Contingencies (Note 10)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 and $0.0001: 70,000,000 shares authorized, respectively; 198,742,643 and 54,087,903 shares issued and outstanding, respectively	198,743	198,743
Additional paid-in capital	111,770,998	111,770,998
Merger reserves	(55,000,000)	(55,000,000)
Accumulated surplus	1,034,134	1,342,788
Accumulated other comprehensive income	596,998	565,935
Equity attributable to equity holders of the parent	58,600,873	58,878,464
Non-controlling interests	2,831	3,330
Total Stockholders’ Equity	58,603,704	58,881,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,220,439	$63,825,261

 The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES

(Formerly known as HWGC Holdings Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE	$583,628	$308	$1,430,822	$325

COST OF REVENUE	(42,470)	(281)	(42,505)	(292)

GROSS PROFIT	541,158	27	1,388,317	33

OPERATING EXPENSES
Selling expense	—	—	—	—
General and administrative expenses	(900,620)	(188,834)	(1,783,986)	(315,889)
Total operating expenses	(900,620)	(188,834)	(1,783,986)	(315,889)

LOSS FROM OPERATIONS	(359,462)	(188,807)	(395,669)	(315,856)

OTHER INCOME/(EXPENSE), NET
Other income	46,515	158,670	89,491	165,051
Other expense	(230)	(2,659)	(804)	(5,343)
Total Other income / (Expense), net	46,285	156,011	88,687	159,708

NET LOSS BEFORE TAX	$(313,177)	$(32,796)	$(306,982)	$(156,148)

Income tax	453	—	(2,173)	—

NET LOSS	$(312,724)	$(32,796)	$(309,155)	$(156,148)

Loss attributable to non-controlling interest	61	—	501	—
NET LOSS FOR THE PERIOD	(312,663)	(32,796)	(308,654)	(156,148)

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	17,038	101,325	31,063	130,980

TOTAL COMPREHENSIVE INCOME (LOSS)	$(295,625)	$68,529	$(277,591)	$(25,168)

Weighted average number of common shares outstanding - basic and diluted	198,742,643	54,087,903	198,742,643	54,087,903
Net Income (Loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES

(Formerly known as HWGC Holdings Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(309,155)	$(156,148)
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	16,481	28,915
Interest expenses on lease obligation	—	1,747
Changes in operating assets and liabilities
Accounts receivables	1,316,056	—
Other receivables, prepayments and other current assets	699,414	20,393
Inventories	(13,500)	—
Accounts Payable	(939,555)	739
Commission payables	—	(6,663)
Accrued expense and other payables	499,752	(4,078)
Net generated from / (used in) operating activities	1,269,493	(115,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of rights-of-use assets	(8,795)	(21,077)
Disposal of rights-of-use assets	—	5,379
Net cash used in investing activities	(8,795)	(15,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	—	(14,354)
(Repayments) / Proceeds from related parties	(589,994)	120,840
Net cash (used in) / provided by financing activities	(589,994)	106,486

EFFECT OF EXCHANGE RATES ON CASH	31,063	(1,304)

NET CHANGE IN CASH AND CASH EQUIVALENTS	701,767	(25,611)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,791,378	37,033

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,493,145	$11,422

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES

(Formerly known as HWGC Holdings Limited)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Fintech Scion Limited (“the Company”) formerly known as HWGC Holdings Limited, incorporated in Nevada.

The Company holds the following equity interests in its subsidiaries:

			Interest
No.	Name of subsidiary	Country of incorporation	2023%	2022%	Principal activities
1	FintechCashier Asia P.L.C., formerly known as HWGG Capital P.L.C. (“FintechAsia”)	Malaysia	100	100	Money broking
2	HWG Cash Singapore Pte Ltd (“HCS”)	Singapore	55	55	Trading of digital assets
3	HWGC KZ Limited (“HKZ”)	Kazakhstan	100	100	Software development
4	Fintech Scion Limited (“Fintech”)	United Kingdom	100	100	Holding company and protection of Intellectual Property
5	Fintech Digital Solutions Limited (“FDS”)	United Kingdom	100	100	Digital payment services
6	Fintech Digital Consulting Limited (“FDC”)	United Kingdom	100	100	Technology provider and payment consulting
7	Vitaxel Sdn Bhd (“VSB”)	Malaysia	—	—	Direct selling industry
8	Vitaxel Online Mall Sdn Bhd (“VOM”)	Malaysia	—	—	Online shopping platforms

The Company is previously engaged in direct selling industry and online shopping platform primarily through its operating entities in Malaysia. During the financial year ended December 31, 2022, the Company restructured after the consummation of two share exchange agreements and the disposal of VSB and VOM. The Company upon the restructuring, offers digital Banking-as-a-Service (BaaS) by providing the tools, skills, and solutions to facilitate payment services to merchants, offering a variety of secured, online and fully managed transactions and settlements.

Restructuring Transactions

The following restructuring transactions has occurred during the year ended December 31, 2022:

i.	Acquisition of FintechAsia (formerly known as HWGG Capital P.L.C.)

ii.	Acquisition of Fintech

iii.	Disposal of VSB and VOM

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of June 30, 2023, results of operations for the three months ended June 30, 2023 and 2022, and cash flows for the three months ended June 30, 2023 and 2022. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results of operations for the entire fiscal year.

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

As of June 30, 2023, accounts receivable balances of $476,139 solely derived from commissions receivables. As of December 31, 2022, accounts receivable balances of $1,792,195 mainly derived from commissions receivables of $597,986 and non-interest-bearing credit tokens issued to authorized agents of $1,194,209.

The company considers accounts receivable to be fully collectible, therefore no impairment is necessary as at June 30, 2023 and December 31, 2022.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	June 30, 2023	December 31, 2022
Other receivables (1)	$240,313	$949,430
Deposits (2)	93,440	87,805
Prepayments (3)	16,126	12,057
	$349,879	$1,049,292

(1)	Other receivables primarily represent balances in liquidity solution providers.

(2)	Deposits represented payments for rental, utilities, and deposit payment to product suppliers.

(3)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	GOODWILL

The table below set forth the carrying amount of goodwill for June 30, 2023 and December 31, 2022.

	As of June 30, 2023	As of December 31, 2022

Gross carrying amount	$—	$—
Acquired in business combination (1)	55,794,524	55,794,524
	55,794,524	55,794,524
Accumulated impairment	$—	$—
Impairment (2)	—	—
	—	—

Goodwill, net	$55,794,524	$55,794,524

(1)	Goodwill was acquired during the year ended December 31, 2022 resulted from the acquisition of Fintech as disclosed in Note 1: Organization and business.

(2)	The management performs goodwill impairment test annually. On November 30, 2022, the reverse acquisition by Fintech/the Company was completed. As the acquisition date and financial period end is of a relatively short period, the management has not identified any indicators that relate to the impairment of goodwill. As such no impairment of goodwill has been made. In the event that after year end if any events occur that may have a negative impact on the carrying amount of goodwill and will have significant effect on the results of the Company, it may raise significant doubts for the Company’s ability to continue as a going concern.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of June 30, 2023	As of December 31, 2022

Office equipment	$7,606	$7,067
Computer equipment	38,522	31,959
Furniture and fittings	5,827	4,501
Software and website	17,570	17,202
	69,525	60,729
Less: Accumulated depreciation	(28,746)	(21,867)
Balance at end of period/year	$40,779	$38,862

Depreciation expenses charged to the statements of operations and comprehensive loss for the periods ended June 30, 2023 and 2022 were $3,535 and $2,867 respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

Schedule of accruals and other payables

	As of June 30, 2023	As of December 31, 2022

Provisions and accruals	$151,550	$163,217
Others (1)	696,448	185,029
Balance at end of period/year	$847,998	$348,246

(1)

Other payables consist of transactions for clients and commissions payable. While the transactions are being processed, they are held in a client account. There are fees for incoming and outgoing transactions. The client funds held are in transit due to SWIFT T+X and time differences when one part of the world is open and the other closed on the next day and/or holiday/weekend. For example, if a client wants to send Euros or Dollars to pay an invoice, we won't pay till the funds arrive in our account. There then needs to be an FX conversion which results in the funds being sent to the account on the invoice.

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

The disaggregation of revenue of the Company by geographical region for the period ended June 30, 2023 and 2022 is as follows:

	United Kingdom		Malaysia		Total
	2023	2022	2023	2022	2023	2022
Transaction fees	1,298,298	—	109,963	325	1,408,261	325
Other	—	—	22,561	—	22,561	—
Total revenue	1,298,298	—	132,524	325	1,430,822	325

9.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of June 30, 2023	As of December 31, 2022
Amount due from related parties
Ho Wah Genting Group Sdn Bhd (2)	$—	$799,094
HWG Fintech International Ltd (2)	—	497,841
GrandeLife Inc. (3)	—	—
Snatch Asia Sdn Bhd (4)	—	—
Total Amount due from related parties	$—	$1,296,935

Amount due to related parties
Grande Legacy Inc. (1)	$266,580	$266,610
GrandeLife Inc. (3)	22,263	329,565
HWG Digital Investment Bank (Malaysia) P.L.C. (2)	—	1,596,825
Vitaxel Sdn Bhd (1)	24,733	23,933
Ho Wah Genting Group Sdn Bhd (2)	23,653	—
Shalom Dodoun (4)	239,675	246,900
Total Amount due to related parties	$576,904	$2,463,833

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

As at June 30, 2023, the amount due to GL and VSB are $266,580 and $24,733 respectively.

(2)	Dato’ Lim Hui Boon, the previous president of the Company, is the Group President of Ho Wah Genting Group Sdn Bhd (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, a director of the Company.

Mr Lim Chun Hoo, is also a director in Ho Wah Genting Group Sdn Bhd (“HWGGSB”), HWG Fintech International Ltd (“HWGFI”) and a previous director of HWG Digital Investment Bank (Malaysia) P.L.C. (“HDIB”). HDIB is previously known as Ho Wah Genting Investment Bank (Labuan) P.L.C.

The amount due from HWGGSB and HWGFI as at June 30, 2023 and December 31, 2022, were advances made by the Company to HWGGSB and HWGFI. Whilst amount due to HDIB were advances made by HDIB to the Company.

(3)	Mr Leong Yee Ming, a previous director and CEO of the Company, is a director of GrandeLife Inc.

(4)	Mr Shalom Dodoun (“Mr Shalom”) is the director and Chief Executive Officer of the Company. The amount due to Mr Shalom as at June 30, 2023 and December 31, 2022, were advances made by Mr Shalom to the Company.

(5)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer of the Company that are individually in excess of $100,000 annually:

	June 30, 2023	December 31, 2022
Officers
Shalom Dodoun – Director, Chief Executive Officer of the Company	$108,027	$142,005

10.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of June 30, 2023, and December 31, 2022, Company has no capital commitments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Fintech,” or “Fintech Scion” refer to Fintech Scion Limited, individually, or as the context requires, collectively with its subsidiaries.

Overview

Fintech Scion Limited (“Fintech Scion”, the “Company”, “we”, “our”, or “us”) offers digital Banking-as-a-Service (BaaS) by providing the tools, skills and solutions to facilitate payment services to merchants, offering a variety of secured, online and fully managed transactions and settlements.

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

Our solution is delivered as a Software as a Service, or SaaS, to clients, enabling them to focus their time and energies on their operations and sales. We give clients and merchants the ability to streamline their onboarding procedures and increase customer retention, which thereby enables the creation of additional revenue.

We aim to build our market share and become a recognized leader in the payments and banking space on a global scale. Our team is comprised of experienced and knowledgeable personnel in the areas of operations, sales, technology, onboarding, support, legal and compliance.

Our vision is to minimize and automate the process of sending and receiving funds globally, while ensuring security. We aim to provide merchants with a true merchant payment ecosystem or MPE where they can combine all payment needs under one system. Our technology platform uses an innovative Gateway Cashier Technology to provide our services.

Our merchants include small and medium enterprises, or SMEs, and large enterprises across numerous verticals including hospitality, e-gaming, consulting, retail, marketing and eCommerce.

Although we provide a SaaS, we believe that technology should be free and accessible to everyone. We therefore initial provide our platform free of charge and generate our revenue from our extra value-added services. We derive the majority of this revenue from fees paid by our merchants as processing fees charged as a percentage of end-to-end payment volumes. In other cases where merchants subscribe only to our gateway, we generate revenue from transaction fees charged in the form of a fixed fee per transaction and a monthly fee.

Our revenue is continuous, as merchants only pay for the specific amount of service or usage they consume, rather than a flat fee for access to the service (other than in the case of monthly subscription fees). Because of our different layers as described below, merchants sign up for different services which increases revenue for the company. We believe we can maintain long-term relationships with our clients due our customer relationship team as well as the difficulties merchants experience in changing providers, including high switching costs resulting from set-up fees, onboarding costs and integration costs with various other providers. We also benefit from a high degree of operating leverage given the combination of our highly scalable payments platform and strong customer relationship unit.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended June 30, 2023 and 2022 and the related notes thereto.

Revenue

We recognized $583,628 and $308 revenues for the three months ended June 30, 2023 and 2022, respectively. The significant increase in revenue primarily resulted from the restructuring transactions that occurred during financial year ended December 31, 2022. Revenue recognized during the period are mainly from transaction fees earned through financial payment and settlement services provided by Fintech and FintechAsia (formerly known as HWGG Capital P.L.C.).

Cost of Sales

Cost of sales for the three months ended June 30, 2023 was $42,470 compared to $281 for the three months ended June 30, 2022.

Gross Profit

Gross profit for the three months ended June 30, 2023 was $541,158 compared to $27 for the three months ended June 30, 2022. The increase resulted primarily from the restructuring transactions that led to additional sources of revenue from Fintech and FintechAsia (formerly known as HWGG Capital P.L.C.).

Operating Expenses

For the three months ended June 30, 2023, we incurred total operating expenses in the amount of $900,620, composed of selling expenses of $nil and general and administrative expenses totaling $900,620. Whilst, for the three months ended June 30, 2022, we incurred total operating expenses in the amount of $188,834, composed of selling expenses of $nil and general and administrative expenses totaling $188,834. The increase of $711,786 or 377% for the administrative expenses represent the total increase in operating expenses. The increase as compared to prior year was resulted from the restructuring that has occurred towards prior year end, which were disclosed in the Note 1 of the financial statements.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue

We recognized $1,430,822 and $325 revenues for the six months ended June 30, 2023 and 2022, respectively. The significant increase in revenue primarily resulted from the restructuring transactions that occurred during financial year ended December 31, 2022. Revenue recognized during the period are mainly from transaction fees earned through financial payment and settlement services provided by Fintech and FintechAsia (formerly known as HWGG Capital P.L.C.).

Cost of Sales

Cost of sales for the six months ended June 30, 2023 was $42,505 compared to $292 for the six months ended June 30, 2022.

Gross Profit

Gross profit for the six months ended June 30, 2023 was $1,388,317 compared to $33 for the period ended June 30, 2022. The increase resulted primarily from the restructuring transactions that led to additional sources of revenue from Fintech and FintechAsia (formerly known as HWGG Capital P.L.C.).

Operating Expenses

For the six months ended June 30, 2023, we incurred total operating expenses in the amount of $1,783,986, composed of selling expenses of $nil and general and administrative expenses totaling $1,783,986. Whilst, for the six months ended June 30, 2022, we incurred total operating expenses in the amount of $315,889, composed of selling expenses of $nil and general and administrative expenses totaling $315,889. The increase of $1,468,097 or 465% for the administrative expenses represent the total increase in operating expenses. The increase as compared to prior year was resulted from the restructuring that has occurred towards prior year end, which were disclosed in the Note 1 of the financial statements.

Liquidity and Capital Resources

As of June 30, 2023, we had a cash balance of $4,493,145. During the period ended June 30, 2023, net cash generated from operating activities totaled $335,818. Net cash used in investing activities totaled $2,296. Net cash generated from financing activities during the period totaled $249,703. The resulting change in cash for the period was an increase of $600,263, which was primarily due to cash generated from operating activities.

As of June 30, 2023, we had current liabilities of $2,616,735, which was composed of amount due to related parties of $576,904, accounts payable of $1,191,833, and accruals and other payable of $847,998.

We had net assets of $58,603,704 and net liabilities of $4,611,133 as of June 30, 2023 and June 30, 2022, respectively.

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

Critical Accounting Policies and Estimates

There are no changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Please refer to Note 2 Summary of Significant Accounting Policies of the Financial Statements on Form 10-K filed with the SEC on April 17, 2023, for disclosures regarding the critical accounting policies related to our business.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Shalom Dodoun, our Chief Executive Officer, and Lim Chun Hoo, our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2023. Based upon the participation in that evaluation, it has been concluded that the disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On July 19, 2023, Shalom Dodoun was appointed as President and Lim Chun Hoo was appointed as the Treasurer of Fintech Scion Limited.

As previously disclosed in the Form 10-Q filed by the Company on May 22, 2023, the Company filed an amendment to its Articles of Incorporation with the Secretary of the State of Nevada to change the Company’s name from “HWGC Holdings Limited” to “Fintech Scion Limited” (the “Name Change”) and reported the Company had submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a voluntary request for review and processing of the Name Change and a ticker symbol change.

On August 17, 2023, the Company was notified by FINRA that it approved the Company’s ticker symbol change from “HWGC” to “FINR.” The FINRA Daily List Announcement Date for the FINRA corporate action was August 17, 2023, which became effective in the market for trading under the new name and ticker symbol on August 18, 2023. The Company’s CUSIP number remains 92849Y305.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File – the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH SCION LIMITED

Date: August 21, 2023	By:	/s/ Shalom Dodoun
Shalom Dodoun Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Lim Chun Hoo
Lim Chun Hoo Chief Financial Officer (Principal Financial and Accounting Officer)