Form 10-Q
period 2023-09-30
Fintech Scion Ltd
filed 2023-11-14
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of November 9, 2023, there were 198,742,643 shares of the issuer’s common stock issued and outstanding.

FINTECH SCION LIMITED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operation;

●	our dependence on third parties in the conduct of our operations;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our products;

●	the impact of a health epidemic, on our business, our operations or the global economy as a whole;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future products;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing payment platforms and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our products; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FINTECH SCION LIMITED AND SUBSIDIARIES

(Formerly known as HWGC Holdings Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	September 30,	December 31,
	2023 (Unaudited)	2022 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,725,144	$3,791,378
Accounts receivable	541,219	1,792,195
Amount due from related parties	31,144	1,296,935
Inventories	14,233	2,272
Other receivables, prepayments and other current assets	300,199	1,049,292
Total Current Assets	4,611,939	7,932,072

Non-current assets
Intangible asset	42,455	59,803
Goodwill	55,794,524	55,794,524
Property and equipment, net	40,059	38,862
Total Non-Current Assets	55,877,038	55,893,189

TOTAL ASSETS	$60,488,977	$63,825,261

LIABILITIES
Current liabilities
Amounts due to related parties	$352,602	$2,463,833
Accounts payable	25,111	2,131,388
Accruals and other payables	1,668,098	348,246
Total Current Liabilities	2,045,811	4,943,467
TOTAL LIABILITIES	2,045,811	4,943,467

Commitments and Contingencies (Note 10)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 shares authorized, respectively; 198,742,643 issued and outstanding, respectively	198,743	198,743
Additional paid-in capital	111,770,998	111,770,998
Merger reserves	(55,000,000)	(55,000,000)
Accumulated surplus	891,336	1,342,788
Accumulated other comprehensive income	579,493	565,935
Equity attributable to equity holders of the parent	58,440,570	58,878,464
Non-controlling interests	2,596	3,330
Total Stockholders’ Equity	58,443,166	58,881,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,488,977	$63,825,261

 The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES

(Formerly known as HWGC Holdings Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE	$946,830	$—	$2,377,652	$325

COST OF REVENUE	(72,486)	—	(114,991)	(292)

GROSS PROFIT	874,344	—	2,262,661	33

OPERATING EXPENSES
General and administrative expenses	(1,259,700)	(217,953)	(3,043,686)	(533,842)
Total operating expenses	(1,259,700)	(217,953)	(3,043,686)	(533,842)

LOSS FROM OPERATIONS	(385,356)	(217,953)	(781,025)	(533,809)

OTHER INCOME/(EXPENSE), NET
Other income	241,386	39,383	330,877	204,434
Other expense	(58)	(778)	(862)	(6,121)
Total Other income / (Expense), net	241,328	38,605	330,015	198,313

NET LOSS BEFORE TAX	$(144,028)	$(179,348)	$(451,010)	$(335,496)

Income tax	996	—	(1,177)	—

NET LOSS	$(143,032)	$(179,348)	$(452,187)	$(335,496)

Loss attributable to non-controlling interest	233	—	734	—
NET LOSS FOR THE PERIOD	(142,799)	(179,348)	(451,453)	(335,496)

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	(17,506)	156,190	13,558	287,170

TOTAL COMPREHENSIVE LOSS	$(160,305)	$(23,158)	$(437,895)	$(48,326)

Weighted average number of common shares outstanding - basic and diluted	198,742,643	5,409,310	198,742,643	5,409,310
Net Income (Loss) per share - basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES

(Formerly known as HWGC Holdings Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(452,187)	$(335,496)
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	27,048	40,259
Interest expenses on lease obligation	—	2,525
Changes in operating assets and liabilities
Accounts receivables	1,250,976	—
Other receivables, prepayments and other current assets	749,094	10,803
Inventories	(11,961)	—
Accounts Payable	(823,577)	62
Commission payables	—	(12,558)
Accrued expense and other payables	37,152	(3,618)
Net generated from / (used in) operating activities	776,545	(298,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of rights-of-use assets	(10,897)	(22,484)
Disposal of rights-of-use assets	—	965
Net cash used in investing activities	(10,897)	(21,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of principal portion of lease liabilities	—	(24,371)
(Repayments) / Proceeds from related parties	(845,440)	358,783
Net cash (used in) / provided by financing activities	(845,440)	334,412

EFFECT OF EXCHANGE RATES ON CASH	13,558	(4,725)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(66,234)	10,145

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,791,378	37,033

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,725,144	$47,178

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

The Company was previously engaged in direct selling industry and online shopping platform, primarily through its operating entities in Malaysia. During the financial year ended December 31, 2022, the Company restructured after the consummation of two share exchange agreements and the disposal of VSB and VOM. The Company upon the restructuring, offers digital Banking-as-a-Service (BaaS) by providing the tools, skills, and solutions to facilitate payment services to merchants, offering a variety of secured, online and fully managed transactions and settlements.

Restructuring Transactions

The following restructuring transactions occurred during the year ended December 31, 2022:

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of September 30, 2023, results of operations for the three months ended September 30, 2023 and 2022, and cash flows for the three months ended September 30, 2023 and 2022. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results of operations for the entire fiscal year.

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

(i)       transactions fees receivable generated from financial payment and settlement services.

(ii)      non-interest-bearing credit tokens issue to authorized agents.

Services billed are generally settled upon financial services have been rendered. Only limited clients are extended with credits.

As of September 30, 2023, accounts receivable balances of $541,219 solely derived from commissions receivables. As of December 31, 2022, accounts receivable balances of $1,792,195 mainly derived from commissions receivables of $597,986 and non-interest-bearing credit tokens issued to authorized agents of $1,194,209.

The company considers accounts receivable to be fully collectible, therefore no impairment is necessary as at September 30, 2023 and December 31, 2022.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Other receivables (1)	$198,349	$949,430
Deposits (2)	89,888	87,805
Prepayments (3)	11,962	12,057
	$300,199	$1,049,292
(1)	Other receivables primarily represent balances in liquidity solution providers.
(2)	Deposits represented payments for rental, utilities, and deposit payment to product suppliers.
(3)	Prepayments mainly consists of prepayment for insurance and IT related fees.

5.	GOODWILL

The table below sets forth the carrying amount of goodwill for September 30, 2023 and December 31, 2022.

	As of September 30, 2023	As of December 31, 2022

Gross carrying amount	$—	$—
Acquired in business combination (1)	55,794,524	55,794,524
	55,794,524	55,794,524
Accumulated impairment	$—	$—
Impairment (2)	—	—
	—	—

Goodwill, net	$55,794,524	$55,794,524

(1)	Goodwill was acquired during the year ended December 31, 2022 resulted from the acquisition of Fintech as disclosed in Note 1: Organization and business.

(2)	The management performs goodwill impairment test annually. On November 30, 2022, the reverse acquisition by Fintech/the Company was completed. As the acquisition date and financial period end is of a relatively short period, the management has not identified any indicators that relate to the impairment of goodwill. As such no impairment of goodwill has been made. In the event that after year end if any events occur that may have a negative impact on the carrying amount of goodwill and will have significant effect on the results of the Company, it may raise significant doubts for the Company’s ability to continue as a going concern.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of September 30, 2023	As of December 31, 2022

Office equipment	$7,408	$7,067
Computer equipment	40,372	31,959
Furniture and fittings	5,745	4,501
Software and website	18,101	17,202
	71,626	60,729
Less: Accumulated depreciation	(31,567)	(21,867)
Balance at end of period/year	$40,059	$38,862

Depreciation expenses charged to the statements of operations and comprehensive loss for the nine month periods ended September 30, 2023 and 2022 were $9,700   and $7,908 respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of September 30, 2023	As of December 31, 2022

Provisions and accruals	$194,796	$163,217
Others (1)	1,473,302	185,029
Balance at end of period/year	$1,668,098	$348,246

(1)	Other payables consist of transactions for clients and commissions payable. While the transactions are being processed, they are held in a client account. There are fees for incoming and outgoing transactions. The client funds held are in transit due to SWIFT T+X and time differences when one part of the world is open and the other closed on the next day and/or holiday/weekend. For example, if a client wants to send Euros or Dollars to pay an invoice, we won't pay till the funds arrive in our account. There then needs to be an FX conversion which results in the funds being sent to the account on the invoice.

8.	REVENUE

The Company derives its revenue mainly from transaction fees earned through financial payment and settlement services. For these transaction fee revenues, the Company views itself as the agent in these transactions and as a result, records revenue on a net basis. The Company considers its performance obligation satisfied and recognizes revenue at the point in time the transaction is processed.

The disaggregation of revenue of the Company by geographical region for the period ended September 30, 2023 and 2022 is as follows:

	United Kingdom		Malaysia		Total
	2023	2022	2023	2022	2023	2022
Transaction fees	2,227,353	—	116,488	325	2,343,841	325
Other	—	—	33,811	—	33,811	—
Total revenue	2,227,353	—	150,299	325	2,377,652	325

9.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of September 30, 2023	As of December 31, 2022
Amount due from related parties
Ho Wah Genting Group Sdn Bhd (2)	$31,144	$799,094
HWG Fintech International Ltd (2)	—	497,841
GrandeLife Inc. (3)	—	—
Snatch Asia Sdn Bhd (4)	—	—
Total Amount due from related parties	$31,144	$1,296,935

Amount due to related parties
Grande Legacy Inc. (1)	$—	$266,610
GrandeLife Inc. (3)	22,262	329,565
HWG Digital Investment Bank (Malaysia) P.L.C. (2)	—	1,596,825
Vitaxel Sdn Bhd (1)	—	23,933
Ho Wah Genting Group Sdn Bhd (2)	—	—
Shalom Dodoun (4)	330,340	246,900
Total Amount due to related parties	$352,602	$2,463,833

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

As at September 30, 2023, the amount due to GL and VSB are $nil and $nil respectively.

(2)	Dato’ Lim Hui Boon, the previous president of the Company, is the Group President of Ho Wah Genting Group Sdn Bhd (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, a director of the Company.

Mr Lim Chun Hoo is also a director in Ho Wah Genting Group Sdn Bhd (“HWGGSB”), HWG Fintech International Ltd (“HWGFI”) and a previous director of HWG Digital Investment Bank (Malaysia) P.L.C. (“HDIB”). HDIB is previously known as Ho Wah Genting Investment Bank (Labuan) P.L.C.

The amount due from HWGGSB and HWGFI as at September 30, 2023 and December 31, 2022, were advances made by the Company to HWGGSB and HWGFI. Whilst amount due to HDIB were advances made by HDIB to the Company.

(3)	Mr Leong Yee Ming, a previous director and CEO of the Company, is a director of GrandeLife Inc.

(4)

Mr Shalom Dodoun (“Mr Shalom”) is the director and Chief Executive Officer of the Company. The amount due to Mr Shalom as at September 30, 2023 and December 31, 2022, were advances made by Mr Shalom to the Company.

(5)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer of the Company that are individually in excess of $100,000 annually:

	September 30, 2023	December 31, 2022
Officers
Shalom Dodoun – Director, Chief Executive Officer of the Company	$158,782	$142,005

10.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of September 30, 2023, and December 31, 2022, Company has no capital commitments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Components of Results of Operations

Revenue

Revenue for the nine months ended 30th September 2023 consists of three components which are client processing commission, client account fixed fees and white labelling. The company will conduct payment solutions for the client using the client funds and the revenue is generated based on pre-agreed client processing commission and fixed monthly client account fees. White labeling income is billed in arrears/advance on a monthly basis for the use of the payment solution software. For the nine months ended 30th September 2023, we have recognized $1,774,947 generated from client processing commission, $556,474 generated from client account fixed fees and $46,231 generated from white labelling.

Cost of Sales

Cost of sales for the nine months ended 30th September 2023 mainly consists of an affiliate commission recognized of $103,486. Affiliate commission is based on a pre-agreed rate from existing clients who refer business to the Company. A percentage of the revenue generated from new business is paid to the existing client from the Company.

Gross Profit

Gross profit for the nine months ended 30th September 2023 consists of $138,794 from FintechAsia and $2,123,867 from Fintech, total for the Company of $2,262,661.

Operating Expenses

Operating expenses for the nine months ended 30th September 2023 are mainly comprised of salaries and directors’ fees of $597,068, consultancy fees of $532,252, banking and processing fees of $450,916, research and development of $369,726, office rent of $308,876 and legal and professional fees of $369,726.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1, Financial Statements, for the three months ended September 30, 2023 and 2022 and the related notes thereto.

Revenue

We recognized $946,830 and $nil revenues for the three months ended September 30, 2023 and 2022, respectively. The significant increase in revenue primarily resulted from the restructuring transactions that occurred during financial year ended December 31, 2022. Revenue recognized during the period is mainly from transaction fees earned through financial payment and settlement services provided by Fintech and FintechAsia (formerly known as HWGG Capital P.L.C.).

Cost of Sales

Cost of sales for the three months ended September 30, 2023 was $72,486 compared to $nil for the three months ended September 30, 2022.

Gross Profit

Gross profit for the three months ended September 30, 2023 was $874,344 compared to $nil for the three months ended September 30, 2022. The increase resulted primarily from the restructuring transactions that led to additional sources of revenue from Fintech and FintechAsia (formerly known as HWGG Capital P.L.C.).

Operating Expenses

For the three months ended September 30, 2023, we incurred total operating expenses in the amount of $1,259,700, composed solely of general and administrative expenses totaling $1,259,700. Whilst, for the three months ended September 30, 2022, we incurred total operating expenses in the amount of $217,953, composed of solely of general and administrative expenses totaling $217,953. The increase of $1,041,747 or 478% for the administrative expenses represents the total increase in operating expenses. The increase as compared to prior year was resulted from the restructuring that has occurred towards prior year end, which were disclosed in the Note 1 of the financial statements.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue

We recognized $2,377,652 and $325 revenues for the nine months ended September 30, 2023 and 2022, respectively. The significant increase in revenue primarily resulted from the restructuring transactions that occurred during financial year ended December 31, 2022. Revenue recognized during the period is mainly from transaction fees earned through financial payment and settlement services provided by Fintech and FintechAsia (formerly known as HWGG Capital P.L.C.).

Cost of Sales

Cost of sales for the nine months ended September 30, 2023 was $114,991 compared to $292 for the nine months ended September 30, 2022.

Gross Profit

Gross profit for the nine months ended September 30, 2023 was $2,262,661 compared to $33 for the period ended September 30, 2022. The increase resulted primarily from the restructuring transactions that led to additional sources of revenue from Fintech and FintechAsia (formerly known as HWGG Capital P.L.C.).

Operating Expenses

For the nine months ended September 30, 2023, we incurred total operating expenses in the amount of $3,043,686, composed solely of general and administrative expenses totaling $3,043,686. Whilst, for the nine months ended September 30, 2022, we incurred total operating expenses in the amount of $533,842, composed solely of general and administrative expenses totaling $533,842. The increase of $2,509,844 or 470% for the administrative expenses represents the total increase in operating expenses. The increase as compared to prior year was resulted from the restructuring that has occurred towards prior year end, which were disclosed in the Note 1 of the financial statements.

Liquidity and Capital Resources

As of September 30, 2023, we had a cash balance of $3,725,144. During the period ended September 30, 2023, net cash generated from operating activities totaled $776,545. Net cash used in investing activities totaled $10,897. Net cash used in financing activities during the period totaled $845,440. The resulting change in cash for the period was a decrease of $66,234, which was primarily due to cash used from financing activities.

As of September 30, 2023, we had current liabilities of $2,045,811, which was composed of amount due to related parties of $352,602, accounts payable of $25,111, and accruals and other payable of $1,668,098.

We had net assets of $58,443,166 and net liabilities of $4,634,291   as of September 30, 2023 and September 30, 2022, respectively.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: research and development expense recognition, valuation of common shares and stock options, allowances of deferred tax assets, valuation of debt related instruments, and cash flow assumptions regarding going concern considerations. Although management believes the estimates that have been used are reasonable, actual results could vary from the estimates that were used.

Recently Issued Accounting Standards

The recently issued accounting pronouncements are included in Note 2 Unaudited Interim Financial Statements for disclosures on accounting policies related to our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Shalom Dodoun, our Chief Executive Officer, and Lim Chun Hoo, our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2023. Based upon the participation in that evaluation, it has been concluded that the disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2022 as filed with the SEC on April 28, 2023 (“Annual Report”), as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on August 21, 2023 (the “Quarterly Report” and together with the Annual Report, the “Periodic Reports”). There have been no material changes in our risk factors from those previously disclosed in our Periodic Reports. You should carefully consider the risks described in our Periodic Reports, which could materially affect our business, financial condition or future results. The risks described in our Periodic Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

10.1#	Asset Conveyance Agreement by and among Fintech Scion Limited and CICO Digital Solutions Limited dated October 11, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 12, 2023)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith

** Furnished herewith

# Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH SCION LIMITED

Date: November 14, 2023	By:	/s/ Shalom Dodoun
Shalom Dodoun Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Lim Chun Hoo
Lim Chun Hoo Chief Financial Officer (Principal Financial and Accounting Officer)