Form 10-K
period 2023-12-31
Fintech Scion Ltd
filed 2024-04-05
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal year was $2,628,493 (computed using the closing sales price of $2.25 per share of common stock on such date).

198,742,643 shares of common stock were issued and outstanding as of March 15, 2024.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

This Annual Report on Form 10-K may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART I.

ITEM 1. Business

Overview

Fintech Scion Limited (“Fintech Scion”, the “Company”, “we”, “our”, or “us”) is a fintech enterprise poised to revolutionize the financial landscape through our digital Banking-as-a-Service (BaaS) platform. Our mission is to empower merchants by furnishing them with an integrated suite of tools, skills, and solutions that streamline payment services, unlocking a realm of secure, online, and fully managed transactions and settlements.

At the core of our enterprise lies a sophisticated financial ecosystem, underpinned by a robust technological infrastructure. This infrastructure has been developed with the mission of empowering financial institutions to offer seamless, consolidated experiences across diverse verticals encompassing business-to-business, business-to-consumer, and consumer-to-business domains.

In an era where merchants are leveraging an array of software solutions and digital tools to bolster their competitive edge, our role has emerged as a pivotal enabler. The intricate challenge of managing disparate software systems sourced from various providers has become an impediment for merchants of all sizes to seamlessly embrace payments.

Our current clientele encompasses an array of enterprises and organizations, spanning varied sectors, all with a common objective: to minimize the intricacies and costs associated with fund transfers. We extend our services to online businesses, providing comprehensive solutions encompassing payment collection, cross-border transactions, FX services, and corporate bank accounts. Notably, we cater to a specific subset of online businesses that grapple with establishing and maintaining physical bank accounts across multiple territories. This subset includes but not limited to small and medium enterprises (SMEs) and online businesses.

Our cutting-edge payments platform boasts a comprehensive suite of integrated payment products and services tailored to various channels–be it in-store, online, or through mobile and tablet interfaces. This suite encompasses end-to-end payment processing for an array of payment types, merchant acquiring and issuing, diverse methods of mobile and contactless payments, and QR code-based solutions. Complementary software integrations, virtual international bank account numbers (IBAN), integrated mobile point-of-sale (POS) solutions, risk management tools, and robust reporting and analytics capabilities augment our platform's offerings.

Our payment services seamlessly integrating e-money remittance solutions within the global marketplace, spanning open banking and credit card processing to wire transfers. Our unique Software-as-a-Service (SaaS) model empowers clients to focus on their core operations and sales while we handle the intricate aspects of payment processing. This streamlined approach facilitates efficient onboarding, elevates customer retention, and cultivates new revenue streams.

Our vision transcends boundaries as we aspire to cement our position as a global leader in the payments and banking sphere. Our team, comprising seasoned experts across operations, technology, sales, legal, compliance, and more, forms the backbone of our enterprise.

The crux of our vision lies in simplifying and automating global fund transfers while upholding the highest standards of security. We endeavor to furnish merchants with an all-encompassing Merchant Payment Ecosystem (MPE), a unified platform catering to their diverse payment needs. Our technology leverages the Gateway Cashier Technology to deliver unparalleled services.

Our diverse merchant base ranges from small to medium-sized enterprises, or SMEs, to large enterprises, spanning sectors such as hospitality, e-gaming, consulting, retail, marketing, and e-commerce. While we are rooted in the SaaS framework, our belief in democratizing technology has led us to offer an initial free platform, generating revenue through value-added services. Our revenue streams encompass processing fees based on payment volumes, a hybrid model featuring fixed transaction fees and monthly charges, and diverse layers that allow us to cross-sell services and nurture lasting client relationships.

In the competitive landscape, our distinct layers constitute the heart of our approach, underpinned by a commitment to exemplary customer service. We understand the nuanced needs of various merchants and have meticulously curated layers tailored to their requirements, including cutting-edge technology, diverse payment processing and integrated banking. These layers collectively form the bedrock of our operations, fostering seamless merchant experiences and propelling us to the forefront of the industry.

As we chart our course, we stand poised to not only cater to our diverse clientele but to exceed their expectations. Our pursuit of excellence remains unwavering as we continue to innovate, expand our offerings, and forge new partnerships to reshape the payments and banking landscape.

Corporate History and Structure

We were incorporated in the state of Nevada on November 19, 2013 as “Albero, Corp.” On January 8, 2016, we changed our name to “Vitaxel Group Limited.” On March 2, 2022, we changed our name to “HWGC Holdings Limited.” On May 16, 2023, we changed our name to “Fintech Scion Limited.”

On July 21, 2022, we entered into a share exchange agreement with FintechCashier Asia P.L.C. (formerly known as HWGG Capital P.L.C.), a Labuan company (“FintechAsia”), and all of the shareholders of FintechAsia pursuant to which all shareholders of FintechAsia irrevocably agreed to transfer and assign to the Company all FintechAsia’s shares held by the shareholders in exchange for newly issued shares of the Company’s common stock, par value $0.001 per share. Following the closing of the share exchange on November 15, 2022, FintechAsia became a wholly-owned subsidiary of the Company.

On August 9, 2022, we entered into another share exchange agreement with Fintech Scion Limited (“Fintech”), a private limited company incorporated in the United Kingdom, and all of the shareholders of Fintech pursuant to which All shareholders of Fintech irrevocably agreed to transfer and assign to the Company all of Fintech’s shares held by such shareholders in exchange for an aggregate of 101,666,667 newly issued shares of the Company’s common stock, par value $0.001 per share. Following the closing of the share exchange on November 30, 2022, Fintech became a wholly-owned subsidiary of the Company.

On December 30, 2022, we entered into a stock purchase agreement with Mr. Leong Yee Ming, the previous Chief Executive Officer of the Company (the "Purchaser"), pursuant to which the Company sold to the Purchaser all issued and outstanding shares of Aelora Sdn Bhd (“ASB” and formerly known as Vitaxel Sdn Bhd) and Vitaxel Online Mall Sdn Bhd (“Vionmall”, and together with ASB, the “Former Subsidiaries”). The Company sold the Former Subsidiaries for an aggregate purchase price of RM4,500,002 (the “Purchase Price”), with RM4,500,000 allocated for the purchase price of ASB and RM2 for the purchase of Vionmall. The Purchase Price was paid by the Purchaser’s assumption of a certain amount of intercompany debt owed by the Company to ASB. Pursuant to the terms of the agreement, the Company and ASB assigned, and the Purchaser’s assumed, that portion of intercompany debt equal to the Purchase Price and in full satisfaction of the Purchase Price. Following the completion of the disposal of the Former Subsidiaries to the Purchaser on the same day, ASB and Vionmall ceased to be the subsidiaries of the Company as of December 30, 2022.

On October 11, 2023, we entered into an Asset Conveyance Agreement (the “Purchase Agreement”) with CICO Digital Solutions Limited, a British Columbia company (“CICO” and a related party company that has a common control by a major shareholder of the Company). The Purchase Agreement provided for the acquisition by the Company of substantially all of the assets of CICO (the “Assets”) related to CICO’s business of providing a service platform and software application for payment services from CICO. As consideration for the transfer and sale of the Assets, the Company issued CICO 100,000,000 restricted shares of common stock of the Company, par value $0.001 per share (the “Shares”).

On December 27, 2023, the Company and CICO mutually and voluntarily agreed to unwind the transaction contemplated by the Purchase Agreement. Upon termination, each of the parties to the Purchase Agreement were relieved of their respective rights, liabilities, expenses and other obligations under the Purchase Agreement. In connection therewith, CICO transferred the Shares back to the Company for cancellation upon receipt. The Shares were cancelled and removed from the Company’s issued and outstanding shares of common stock on January 30, 2024.

The diagram below illustrates our corporate structure:

Range of Services

Our comprehensive suite of services is carefully tailored across six strategic business areas, each designed to cater to the distinct needs of our diverse clientele. These business areas represent the core of our operations, enabling us to offer a seamless and integrated payment ecosystem to merchants worldwide.

1.	Payment Services Provider (PSP): Operating under the brand name FintechCashier, we excel as a PSP, facilitating international payment solutions for merchants by collaborating with card acquiring banks and alternative payment solution providers. Our expertise in this domain empowers merchants to effortlessly navigate the complexities of cross-border transactions.

2.	Business Accounts: Our specialized business account services extend across diverse industries and currencies, offering tailored solutions to corporate entities. We assist our clients in establishing and managing corporate accounts, ensuring they can seamlessly operate on a global scale, irrespective of their sector.

3.	SEPA & SWIFT Payments: Our proficient settlement services encompass SEPA and SWIFT payments, enabling swift and secure fund transfers for merchants and business clients across international banks. Our streamlined process involves efficient inter-account fund transfers, culminating in the issuance of SWIFT or SEPA payments.

4.	Foreign Exchange (FX) Conversion: Through strategic partnerships, we provide foreign exchange payment solutions, facilitating seamless currency conversion for clients. Whether it's settling invoices, processing payrolls, or making payments for goods and services, our FX conversion services ensure seamless and efficient transactions.

5.	Acquirer Services: As a global player, we specialize in offering debit and credit card acquiring services to online merchants across the globe. Our network extends through PSPs and Independent Sales Organizations, ensuring a robust and secure payment acceptance framework.

6.	Whitelabelling: Our whitelabelling service presents a fully customizable merchant back office platform, complete with comprehensive access to an array of banking payment methods. This tailored solution empowers merchants to seamlessly integrate their operations within a unified framework.

Within these strategic business areas, we have structured three distinct service layers, all seamlessly integrated within a single platform. This holistic approach empowers merchants to expand their operational horizons, fueling their growth within a unified payment ecosystem.

Fintech Digital Solution Limited is a software technology provider combining hundreds of payment providers and payment methods under one platform. In response to updated regulatory compliance mandates from the United Kingdom, potentially impacting our operations as of December 2023, our management has opted to discontinue the EMD agency service. However, our management team remains committed to collaborating with various firms across multiple jurisdictions where regulatory licenses or registrations are essential for our operations. We are actively engaging with licensed and regulated entities on a referral basis to ensure seamless continuity of our services including Business Accounts, SEPA & SWIFT Payments and Foreign Exchange (FX) Conversion services and maintaining our commitment to delivering reliable payment solutions without any interruption.

Integrated Solutions and Advanced Capabilities

Our Merchant Payment Ecosystem (MPE) is grounded in rigorous Know-Your-Customer (KYC) protocols and fortified by robust fraud and risk management tools. Certified compliance with the European Union's General Data Protection Regulation (GDPR) and the Payment Card Industry Data Security Standard (PCI DSS) Level 1 underscores our commitment to safeguarding sensitive data. Operating at the nexus of multiple currencies and nations, we seamlessly facilitate payment services, encompassing transactions, payouts, and settlements.

Our ethos is rooted in agility and innovation, with a steadfast dedication to swift and precise operations. Our service portfolio extends across the entire end-to-end payment continuum, spanning clients, merchants, PSP providers, affiliates/partners, and harmonious integration with acquiring banks and solution providers. This inclusive approach ensures seamless interactions across the global payments landscape.

Powered by our cutting-edge technology and advanced payment solutions, businesses can manifest their service visions without being constrained by the intricacies of payment plan budgeting. Our meticulously designed layers cater to diverse merchant needs, ensuring a tailored fit for every scenario. The FintechCashier onboarding engine serves as a discerning guide, meticulously analyzing applications and seamlessly aligning merchants with the most pertinent service layer or offering.

a)	Technology Layer: At the vanguard of our architecture is the Technology Layer, meticulously engineered to target key verticals within the market. Anchored by a PCI DSS Level 1 certified payment gateway, recognized by industry titans VISA and MasterCard, this layer seamlessly integrates a plethora of service providers. From credit card acquirers to issuers, corporate accounts to open banking, transaction monitoring to Know-Your-Customer and Know Your Business compliance, our technology layer converges diverse functionalities into a cohesive whole.

b)	Payments Layer: Central to our prowess is the Payments Layer, facilitated through subsidiaries under the FintechCashier umbrella. Endowed with an array of financial and regulatory licenses, we operate as a Merchant of Record (MOR), vested with the authority and accountability to oversee a gamut of processing accounts. This dynamic allows us to seamlessly onboard small merchants, expertly managing their comprehensive payment requisites. Notably, our MOR status holds us responsible for maintaining merchant accounts, processing payments, managing credit card processing fees, and orchestrating seamless compliance with PCI DSS. Our proactive stance extends further as we embrace the role of a Payment Initiation Service Provider (PISP) under PSD2. This enables us to extend direct banking services through an open banking infrastructure, a feat made possible through strategic partnerships and technological integrations. By deftly incorporating open banking functionality within our payment gateway, we have etched our place as a leader within the payment stack, a multifaceted assortment of technologies that coalesce to offer a comprehensive payment solution.

Our payment ecosystem comprises essential components that collaborate seamlessly to facilitate secure and efficient electronic transactions. These integral elements collectively underpin businesses' ability to accept and process electronic payments from customers. Whether provided by a Payment Services Provider (PSP) as an integrated solution or crafted in-house by merchants, these components are essential building blocks within the payment landscape:

1.	Payment Gateway: Serving as a crucial bridge, the payment gateway connects a merchant's website or mobile app to the payment processor. This pivotal link ensures that customers can make secure transactions using their credit or debit cards, thus enabling seamless and safe payment experiences.

2.	Payment Processor: The heartbeat of the payment process, the payment processor assumes the pivotal role of orchestrating the actual payment transactions. It encompasses the full spectrum of tasks, from authorizing the transaction to settling it with the customer's bank or financial institution, culminating in the successful completion of the payment.

3.	Fraud Detection and Prevention: These vigilant components stand guard against fraudulent activities, functioning as a protective shield for both merchants and customers. By meticulously scrutinizing transactions and adhering to industry regulations, these components ensure the integrity and security of each payment.

4.	Risk Management: A robust risk management framework is integral to navigating the complexities of electronic payments. These components proactively manage and mitigate risks associated with electronic transactions, including challenges such as chargebacks and potential fraud. By fostering a secure environment, risk management safeguards the payment ecosystem's stability.

5.	Payment Methods: Diverse and adaptable, payment methods encompass a spectrum of options that customers can leverage to initiate transactions. Ranging from credit and debit cards to e-wallets and bank transfers, this versatility empowers customers with convenient choices for conducting transactions.

Collectively, these interwoven elements coalesce to form the foundation of an efficient and secure payment stack. This stack can be seamlessly delivered as a comprehensive solution by a PSP or meticulously assembled in-house by merchants, utilizing an assortment of specialized tools. Embracing these core components empowers businesses to confidently engage in electronic payment processing, enhancing their capacity to provide exceptional service while maintaining robust security measures.

c)	Banking Layer: FintechCashier's technology extends to our Banking Layer, where we seamlessly integrate virtual bank accounts into our payment offerings. This strategic augmentation encompasses both "pay-in" and "pay-out" solutions, catering to diverse corporate needs. For "pay-in" scenarios, our system facilitates effortless fund collection from both individuals and corporate entities, accommodating various payment methods such as traditional bank transfers, credit or debit card payments, and popular online platforms like PayPal. Conversely, our "pay-out" capabilities empower businesses to efficiently disburse funds to their clients, whether they are individuals or corporations. Our automated onboarding process ensures merchants can swiftly access bank accounts and payment processing, streamlining operations and enhancing efficiency.

These pivotal layers form the cornerstone of FintechCashier's holistic approach, aimed at harnessing the full potential of the market. By offering a comprehensive spectrum of efficient payment services, we empower our customers with a range of benefits, including:

●	Currency Support and Optimized FX Conversion: Seamlessly supporting multiple currencies and optimizing foreign exchange conversion, we enable businesses to transcend geographic boundaries and operate on a global scale.

●	Multilingual Support: Our platform's multilingual capabilities create avenues to explore new markets, fostering expansion opportunities for our clients.

●	Always-On Management Portal: Anchored by high availability, cloud-based architecture, and real-time performance, our user-friendly management portal ensures uninterrupted service continuity, cultivating customer loyalty.

●	Comprehensive Reporting and Analysis: Clients gain access to robust reporting tools, enabling them to monitor service performance, support cash flow analysis for various transaction types, and manage chargeback and retrieval disputes.

●	Experienced Team Support: Our seasoned team provides unparalleled support, guiding clients through the intricacies of the payment landscape.

●	Efficient Onboarding and Integration: Through a unified platform, we expedite onboarding and integration processes, enabling swift deployment of new services without hindrances or budgetary constraints.

●	Secured Accessibility: Clients enjoy secure access to our services through a built-in portal, ensuring the confidentiality and integrity of sensitive information.

●	Hosted Payment Page (HPP): Our platform's integration of a hosted payment page streamlines the checkout process, facilitating "one-click-checkout" simplicity.

Our competitive edge as a comprehensive payment hub eliminates the need for customers to seek disparate service providers. We cater to every facet of merchants' payment solution requirements, providing an encompassing gateway to manage operations and relationships. Services like KYC and AML compliance, customer relationship management (CRM), transaction monitoring, and comprehensive reporting stand testament to our commitment to ensuring seamless, secure, and efficient payment solutions for merchants across diverse industries.

Diverse Customer Base

We cater to a wide array of customers, embracing:

●	Enterprises and Organizations: Our services resonate with entities across all categories, seeking to optimize fund transfer costs while ensuring swift and secure transactions.

●	Online Businesses: For online enterprises, we present an effective end-to-end solution for the intricate realm of online selling. This encompasses seamless payment collection and streamlined cross-border transactions, enabling businesses to flourish on a global scale.

●	Specialized Online Businesses: A distinctive facet of our customer spectrum encompasses specialized online businesses facing challenges in establishing and maintaining physical bank accounts across the diverse territories they operate in. This category is particularly relevant for Small and Medium-sized Enterprises (SMEs) and online businesses.

In stark contrast to relying on a handful of major customers for our revenue stream, our approach emphasizes a diverse customer portfolio. This strategic stance fortifies our stability and resilience in the market, safeguarding against over-dependence on any single client.

Operational Excellence and Support Services

Our operational infrastructure is meticulously crafted to deliver unparalleled customer experiences across the entire payment ecosystem. Our suite of operations and support services encompasses:

●	Merchant Underwriting: Our adept merchant underwriting team meticulously evaluates applications and assesses risks for new merchants. By focusing on markets with high card-present volume and minimal fraud and chargeback losses, our underwriting strategy offers low-risk profile merchants an expedited activation, augmenting their customer journey.

●	Merchant Onboarding and Activation: Through our user-friendly web-based portal, business proprietors can swiftly sign up for a merchant account. For enterprises, our dedicated merchant onboarding and activation team collaborates closely with partners to facilitate a seamless transition from sales to implementation and activation. Our streamlined process and automated approvals enable rapid and frictionless onboarding, empowering us and our partners with accelerated speed-to-market. In fact, even the most intricate and sizable merchants can be onboarded within a mere 48 hours of application submission.

●	Merchant Training: We furnish merchants with comprehensive training materials through a dedicated department and content delivery platform, ensuring their adept utilization of our offerings.

●	Merchant Risk Management: Our vigilant risk management operations entail ongoing monitoring of merchant accounts. Supported by dedicated security and regulatory assistance (including compliance support, vulnerability scanning, system monitoring, and breach aid), our systems are configured to automatically surveil activities warranting heightened scrutiny. This proactive approach mitigates losses attributed to fraud and defaults.

●	Merchant Support: Operating round the clock, seven days a week, 365 days a year, our merchant support team is unwavering in its dedication to addressing merchant inquiries. Whether pertaining to systems integration or technical solutions, our team delivers expert customer support. Additionally, our cadre of merchant account specialists guides merchants through the entire payment acceptance journey, from onboarding to settlements and reporting. With a resolute focus on swift issue resolution, we provide unparalleled payment expertise and support, reducing repeat calls and enhancing operational efficiency.

●	Software Integrations and Compliance Management: A dedicated team of engineers and technical support staff oversees software integrations and ensures full compliance with security and regulatory requisites. This encompasses support for PCI and Payment Application Data Security Standard compliance, along with system integration and configuration guidance.

●	Partner Support: Our committed support teams collaborate closely with software providers to address inquiries or issues pertaining to the integration of our products and solutions into their software suites. We strive for comprehensive issue resolution by harmonizing relevant departments, optimizing partner support. We also extend assistance in resolving matters encompassing our partners' entire merchant portfolio or incidents affecting individual merchants.

●	Partner Services: Through our partner-centric customer relationship management system, partners can track the real-time activation progress of new merchant accounts. This comprehensive system empowers partners to monitor their merchant portfolio, encompassing commissions, residual payments, and even support interactions, all in a precise and real-time manner. Automation has been seamlessly woven into these processes to ensure an impeccable experience and heightened financial efficiency.

Business Strategy and Revenue Generation

Over the forthcoming five years, Fintech Scion and its subsidiaries are resolutely committed to expanding market presence and becoming a preeminent force in the Banking-as-a-Service realm and a global in payment solutions. This entails broadening our current array of services and licenses to establish an even more extensive and comprehensive payment ecosystem.

A pivotal facet of this strategy involves strategic acquisitions and investments within the payment landscape. This approach, as envisioned by our directors, will foster rapid revenue growth while maintaining prudent control over operating costs.

Our overarching strategy encompasses the following elements:

●	Robust Software Model: We are dedicated to crafting a robust software model that aligns seamlessly with the diverse requirements of businesses of varying scales.

●	Flexibility in Product Offerings: Flexibility remains at the core of our product offerings, allowing us to tailor custom solutions that precisely cater to our clients’ unique needs.

●	Market Leadership and Innovation: As a market leader, we are deeply attuned to the evolving marketplace. Continuous research and development will be an integral part of our approach, allowing us to integrate cutting-edge products into our business portfolio and remain ahead of industry trends.

●

FintechCashier’s Vision: Our vision for FintechCashier is centered on empowering merchants worldwide to expand their businesses. This will be achieved through state-of-the-art payment technology coupled with financial services that are transparent and free of hidden costs. Our motto is encapsulated in the mantra "One Application, One Integration, Pay as You GO."

Our business cases are compelling, with clear value propositions for various segments:

●	SMEs: Simplifying global payment acceptance through a single integration, streamlining operations and enhancing their growth prospects.

●	Fintechs: Amplifying the capabilities of fintech companies, enabling them to construct more robust and scalable products.

●	PSPs/Card Acquirers: Elevating these entities into more accessible providers, offering a comprehensive platform with over 280 API integrations and simplified onboarding processes.

Value Addition to Customers

We augment the value for our customers in the following ways:

●	SMEs: Simplifying global payment acceptance through a single integration, reducing operational complexity.

●	Fintechs: Enabling the expansion of their offerings, leading to the creation of more advanced and scalable products.

●	PSPs/Card Acquirers: Transforming these entities into easily accessible providers with a comprehensive platform, streamlined onboarding, and extensive API integrations.

Marketing Approach

Our marketing initiatives encompass a diverse range of channels, ensuring broad and effective outreach:

●	Direct Sales: Our direct sales team employs a multifaceted approach, encompassing techniques like cold calling, networking, and in-person presentations. They are driven to generate leads and secure sales, while also nurturing customer relationships and collecting feedback to inform product development.

●	Social Media: Our marketing team fosters brand awareness on prominent social media platforms, including Facebook, Twitter, and LinkedIn, enabling us to reach a vast audience.

●	Website and Mobile Optimization: A meticulously optimized website and mobile interface are designed to enhance user experience, foster easy navigation, and improve search engine visibility.

●	Adwords and Online Advertising: We leverage pay-per-click (PPC) advertising, cost-per-thousand advertising, and site-targeted advertising to effectively promote our offerings through text, banner, and rich-media ads.

●	Partnerships: Collaborations with established banks and financial institutions serve as a conduit to reach a broad spectrum of businesses annually.

●	Affiliate Program: An affiliate program with a commission-based structure is designed to attract new customers through affiliates, expanding our customer base.

Industry Opportunity

We believe the fintech industry is attractive for a number of reasons:

●	Large Total Addressable Market: The financial services industry represents a significant part of the economy. According to a research report by The Business Research Company, a global market research and consulting firm, the financial services market has experienced significant growth in recent years. The firm anticipates that the market will continue to expand, projecting a growth from $31.1 trillion in 2023 to $33.5 trillion in 2024, with a compound annual growth rate (“CAGR”) of 7.7%. Furthermore, it is forecasted to reach $44.9 trillion by 2028, with a CAGR of 7.6%.

(1)	https://www.thebusinessresearchcompany.com/report/financial-services-global-market-report

Broad Universe of Potential Targets: The total global fintech market attained a value of more than $140 billion in 2023, and expected to grow at a CAGR of 12% to reach over $270 billion by 2027(2).

(2)	https://beinsure.com/ranking/biggest-fintech-unicorn-startups-in-world/

●	Pace of Growth and Innovation Across Subsectors: In fintech, we believe the pace of innovation in the private and public sectors is accelerating. There has been significant disruption and change in the delivery of financial services across many subsectors in recent years, including, among others:

○	APIs, including open banking and account connectivity;

○	Banking technology;

○	Big data, analytics and information technology;

○	Digital assets and blockchain technology;

○	Exchanges and trading platforms, including capital markets technology;

○	Insurance technology and services (“insurtech”);

○	Lending and underwriting technology;

○	Payments;

○	Real estate, mortgage and prop tech services (“proptech”);

○	Regulatory technology for financial services (“regtech”);

○	Risk technology, including fraud and identity protection and cyber and data security; and

○	Wealth management technology (“wealthtech”).

●	Accelerated Adoption Rate for Innovation in Financial Services: Over the last decade, fintech has steadily increased its share of the global economy, and the financial services industry has become one of the largest consumers of technology worldwide, spending over $500 billion on technology annually. These adoption levels continue to benefit from robust secular tailwinds including the growth in digital commerce, the proliferation of mobile technology, the ubiquitous acceptance of digital payments and continuous technological advancement, positioning the sector for long-term growth.

●	Attractive for Public Markets: Over the past few years, the public market’s demand for high-growth fintech prospects has increased, as public market investors continue to seek access to private fintech companies that offer disruptive technologies and solutions.

Market Opportunity

By targeting three different layers within the payment space, FintechCashier expands its reach across multiple layers in the payment space, unlocking substantial potential instead of confining itself to a single market. This approach minimizes the necessity to compete for a dominant market share within any specific layer, opting instead to pursue smaller market shares across multiple layers, thereby fostering opportunities for growth.

The global digital payment market is estimated to reach $361.30 billion by 2030 with a CAGR of 20.5% according to a September 2022 report published by Grand View Research, Inc.

The global cashless transactions are likely to foresee significant growth amid the usage and preference for cashless transactions and by 2025, a growth of 1.9 trillion transactions is estimated.

Accenture conducted a research study that shows transactions worth US$7 trillion is expected to shift from cash to card and other digital payments by 2023 and grow to US$48 trillion by 2030.

The COVID-19 pandemic brought a positive impact to the digital payment market with an increase in online shopping and the fear of virus transmission through physical monetary transactions.

The key market trends include:

a)	The increasing preference for online shopping is a driving factor for the market. It offers the users a number of benefits such as fast checkout options, customized customer experience, and multiple payment options. In addition, companies are also designing enhanced smartwatches that are capable of making contactless payments, similar to the process used in smartphones. For instance, Xiaomi launched the brand new Mi Smart Band 6 in collaboration with Master Card in December 2021, which is capable of conducting contactless payments at Master Card terminals.

b)	Smart city initiative is a significant component in the digital payment market growth, as digital payments are used throughout the various departments to cover multiple Citizen-to-Government (C2G), and Government-to-Citizen (G2C) payments.

c)	Introduction of digital wallets, and the decreasing number of worldwide unbanked population, seem favorable for the digital payment vendors to expand their customer base. Overall, the digital payment market is expected to witness a much higher rate of growth, owing to the driving factors like the promotion of digital payments, rise in internet penetration, high proliferation of smartphones that enables m-commerce growth, and a hike in e-commerce sales.

d)	Constant acceleration of e-commerce supports the use of ePayments and brings about significant benefits. ePayments help overcome the complicated and costly process of physically collecting cash for a product purchased or sold online. Furthermore, innovations in ePayments can ease the process of carrying out payments and other financial services, which can boost additional e-commerce opportunities. Thus, rising e-commerce sales are expected to positively impact the growth of the payment processing solutions market.

e)	Internet access has reached all corners of the world, and this has led to a boost in the online shopping industry. Smartphones have also become an essential part of several people in the 21st century. The growth of e-commerce is driven by the rapid technology adoption, which is led by the rising use of devices, such as smartphones and tablets, and access to the internet through 4G, 5G, and so on.

To take advantage of this trend, merchants worldwide are actively pursuing international expansion, thereby increasing their demand for seamless payment processing across diverse methods and channels within intricate and fragmented payment ecosystems.

●	Contactless Payment Market - The global contactless payment market size is expected to reach USD 6.25 trillion by 2028, according to a new report by Grand View Research, Inc. In a survey conducted by Thales Group in November 2022, it stated it is anticipated to register a CAGR of 20.3% from 2021 to 2028. Various benefits, such as improved service delivery and reduction in transaction time offered by contactless payments, are expected to propel the market growth over the forecast period.

●	Mobile Payment Market - The global mobile payment market size is expected to reach USD 587.52 billion by 2030, expanding at a CAGR of 35.3% from 2022 to 2030, according to a new report by Grand View Research, Inc. The market growth can be attributed to the increasing shift toward contactless payment amid the COVID-19 pandemic. Moreover, the increasing popularity of the e-commerce industry across the globe is expected to accelerate the adoption of mobile payment over the forecast period.

●	Payment As A Service Market - The global payment as a service market size is expected to reach USD 25.7 billion by 2027, expanding at a CAGR of 16.9%, according to a new report by Grand View Research, Inc. Digital disruption in the money transfer ecosystem, combined with the rise in need for quick money transfer methods, has transformed the payment gateway model. As a result of digital money transfer methods, consumers now demand secure digital transaction processing systems to transfer money to their merchants and individuals.

In general, FinTech-as-a-Service (FaaS) is gaining attention, leveraging modern technology to aid multiple segments, including Lending, Credit, and Payments, in resolving long-standing challenges. Businesses are increasingly turning to FaaS to optimize their processes and increase efficiency. Customer satisfaction and customer retention are two compelling reasons why numerous companies are now adopting FaaS. Legal compliance and optimal security mechanisms are additional benefits. Using FaaS, financial and non-financial companies can automate their financial processes and offer customers hassle-free access to credit and services.

FaaS automates financial processes and makes them efficient, eliminates cumbersome paperwork, and reduces human intervention. Robotic automation frees up working hours for more valuable tasks. The result—streamlined workflows, thorough document analyses, and quick results. By integrating FaaS, companies can significantly reduce the turnaround time for the entire financial process and improve customer experience.

Global Market Reports published by the business research company suggest that the global financial services market will grow from $2.25 trillion in 2021 to $2.85 trillion in 2025 (CAGR 6%).

FinTech-as-a-Service (FaaS) exhibits immense growth potential and is gaining considerable traction. By harmonizing traditional and modern elements and bridging the divide between legacy systems and cutting-edge technology, FaaS provides insights into the evolution of the hybrid future. Furthermore, as businesses strive to enhance financial operations, minimize manual intervention, and enhance personalization, FaaS is poised for rapid and enduring adoption across financial and non-financial sectors in the foreseeable future.

By targeting three different layers within the payment space, we have positioned ourselves in not one, but several markets simultaneously thereby creating a huge potential. As such there is less need to compete for a larger market share in any one layer, but rather compete in many layers with opportunities to grow.

●	Technology Layer – Payment Gateway Market - A market size of $90.9 billion in 2022 expected to grow to $174.4 billion in 2027.

●	Banking Layer – Digital Payment Market - A market size of $89.5 billion in 2021 expected to grow to $374.9 billion in 2030, according to a Polaris Market Research’s Digital Payment Market Size Report 2022-2030.

●	Payment Layer – Payment Processing Market - A market size of $60.5 billion in 2021 expected to grow to $116.2 billion in 2027.

The above estimations result in FintechCashier’s current market opportunity comprising of up to approximately $248.9 billion throughout the three layers.

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

In a report entitled Analyzing the Rapid Growth of Fintech-as-a-Service (FaaS) published by Prove suggest that the global financial services market will grow from $2.25 trillion in 2021 to $2.85 trillion in 2025 (CAGR 6%)

SaaS has tremendous potential for growth and is finding many takers. Bringing together the old and the new and bridging the gap between legacy structures and next-generation technology, SaaS hints at how the hybrid new world will develop going ahead. Moreover, with companies keen on improving financial processes, reducing human intervention, and increasing personalization, SaaS is likely to see quick and sustained adoption by financial and non-financial companies in the years to come.

Acquisition Strategy

We intend to acquire one or more high-quality businesses that can generate attractive, risk-adjusted returns for shareholders. To that end, our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, enhance the growth of a company in the fintech industry that complements our experience and expertise.

We believe that the following value propositions will allow us to source businesses which will not only bring value to us but also bring transformative change and exponential growth to them :

●	Best-in-Class Sourcing Capabilities: our global network of relationships with financial services and technology company CEOs, founders, boards of directors and private equity sponsors provides us with a proprietary avenue for sourcing target businesses.

●	Deep Insights Across the Fintech Industry: We believe that our management team’s extensive knowledge of the fintech industry, understanding of economic and regulatory nuances globally and expertise in technology go-to-market strategies and business models provide us with a differentiated ability to evaluate promising target businesses.

●	Proven Experience in Consummating Transactions: We believe that our management team’s extensive mergers and acquisitions experience, with a distinct reputation for navigating transaction complexities, is a significant advantage. Our management team have demonstrated ability to negotiate and structure transactions, evaluate corporate strategies, access growth capital and develop appropriate capital structures.

●	Significant Financial Services and Technology Investment Experience: our management team has extensive experience in analyzing attractive financial services and technology investments in individual equity opportunities. We believe that our proficiency in this area can help us evaluate compelling business combination opportunities.

Fintech Scion will actively pursue mergers and acquisitions to elevate the performance of our portfolio businesses. Our primary aim is to drive their growth by expanding their size, capabilities, and market presence in their respective industries. These strategic initiatives are designed to unlock synergies and enhance overall performance. Furthermore, we will allocate resources to develop scalable platforms that empower our portfolio businesses, enabling them to achieve accelerated growth.

Competitive Strengths

FintechCashier competes with a range of providers, each of whom may provide a component of our offering, but do not provide an integrated offering capable of solving complex business challenges for software partners and merchants. For certain services and solutions, including end-to-end payments, we compete with third-party payment processors and integrated payment providers.

The competitive landscape across the three layers are shown in the table:

Layer	Market Sector	Competitors
Technical	Payment Gateway Market	Crassula, Contis, Mambu, SBlock
Payments	Payment Processing Market	Nuvei, Worldpay, Checkout, Ayden
Banking	Digital Payment Market	Solaris Bank, Tide Mollie, Revolut,
Issuing	Issuing Layer	Marqueta

We believe our market opportunity is demonstrated by a number of recent transactions completed by our competitors throughout the three layers outlined above. With respect to the technical layer, in a December 2021 Series E funding round, Mambu raised $265.7 million, for a company valuation of $5.4 billion post-money. With respect to the banking layer, Revolut, a competitor on our banking layer, cites a $33 billion market cap, while Marqueta, our competitor in the issuing layer is valued today at nearly $3.7 billion.

Unlike many players in the market FintechCashier is not exclusively focused on payments. By targeting different layers, it can provide full solutions for customers covering all their payment needs.

Combining all layers under one platform, FintechCashier solution creates a greater market opportunity and potential for increasing market penetration.

The following direct competitors have been identified:

a)	Simplex - Fully regulated as a financial institution, Simplex processes credit card payments with a 100% fraud protection guarantee – in case of a fraud chargeback, the merchant gets paid by Simplex. Utilizing its cutting-edge fraud prevention solution and AI technology, Simplex blocks fraudulent users and allows legitimate users to complete payments, thereby, increasing conversion rates and enabling merchants to focus on their business growth. In today’s banking echo-system Crypto-related businesses are underserved. Simplex enables personal individuals and businesses to get an EU IBAN account for their banking activity having all the necessary payment account functions.

b)	SafeCharge - mission is to unleash the transformational capabilities of modern payments technology for merchants; putting them in control and empowering them to achieve more. SafeCharge has developed the industry’s first Native+ Payments Engine. Native, because it has been built from the ground-up as a platform to cover the full payment value chain, providing merchants with all the benefits of an end-to-end secure payment processing solution. It enables a connection to other payment and risk management partners.

c)	Rapyd - claims to offer the fastest way to power local payments anywhere in the world, enabling companies across the globe to access markets quicker than ever before. By utilizing Rapyd’s payments network and FinTech-as-a-Service platform, businesses and consumers engage in local and cross-border transactions in any market. The Rapyd platform is unifying fragmented payment systems worldwide by bringing together 900-plus payment methods in over 100 countries.

FintechCashier believes it can compete with these and other providers in the industry by virtue of:

a)	Offering a faster solution – the onboarding offered by FintechCashier is much quicker than other systems. It is optimized to allow clients to deploy in a minimum of time, with less hassle, enabling them to focus on their business rather than back office activities.

b)	High level of service – FintechCashier is more flexible and more client centric, with the ability to respond quickly and personally, and to have the ability to make changes and create new applications to meet client needs.

c)	FintechCashier understands that small businesses will often grow into large enterprises and it has a strong interest in nurturing clients as their businesses grow. Our user-friendly and professional team is always on hand to answer questions and provide professional and responsive support, before, during and after sign up.

d)	Competitive pricing – FintechCashier’s priority is to be highly competitive in pricing, as it understands that its’ clients are price sensitive.

e)	FintechCashier has the capability to incorporate additional features to cater to the evolving requirements of its clients. Recognizing that businesses undergo changes, FintechCashier actively listens to customer needs and adapts by either providing tailored solutions or integrating a comprehensive range of services into its offerings. This flexibility empowers clients to incorporate or switch features as their businesses evolve.

Employees

As of the date of this Annual Report on Form 10-K, we have approximately 23 full-time employees who work primarily in onboarding, compliance and operation. We have employment contracts with all of our full-time employees.  We are not a party to any collective bargaining agreements, and we believe that we maintain good relations with our employees.

Intellectual Property

We rely on a combination of trademark, domain names, and trade secret laws, as well as employee and third-party nondisclosure, confidentiality, and other types of contractual arrangements to establish, maintain and enforce our intellectual property rights, including with respect to our proprietary rights related to our products and services. In addition, we use service platform technology, have an exclusive distribution technology license and license technology from third parties.

As of the date of this Annual Report on Form 10-K, we own rights to domains (fintechcashier.com, fintechcashier.co.uk, hwgc.tech, hwgcash.kz, hwggcapital.com and hwgcash.com) and trade names (FintechCashier) and their respective logos. In addition, we own a portfolio of trademarks in multiple jurisdictions around the world and have registered our primary trademark, FintechCashier.

Properties

Our corporate headquarters, which include the majority of our product development, sales, marketing, and business operations, is located at 2 Portman Street, W1H 6DU, London, United Kingdom, supported by our Asian branch located at Lot 2-15, Labuan Time Square, Jalan Merdeka, 87007, Federal Territory of Labuan, Malaysia, with M Floor & 1st Floor, No. 33, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia as our marketing office. Both properties are leased on a rolling contract basis. We believe this to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

Government Regulations

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the U.S., as more fully described below. As we continue to expand our business globally, we will become subject to more government regulation in new markets.

The Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) was signed into law in the U.S. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) to regulate consumer financial products and services (including some offered by our partners). The CFPB may also have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products.

Separately, the Dodd-Frank Act directed the Federal Reserve to regulate debit interchange transaction fees that a card issuer or payment network receives or charges for an electronic debit transaction. Pursuant to the Dodd-Frank Act, debit interchange transaction fees must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. Pursuant to the regulations promulgated by the Federal Reserve implementing this “reasonable and proportional” requirement, debit interchange rates for card issuers operating in the U.S. with assets of $10 billion or more are capped at the sum of $0.21 per transaction and an ad valorem component of 5 basis points (multiplied by the value of the transaction) to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the regulations contain non-exclusivity provisions that ban debit card networks from prohibiting an issuer from contracting with any other card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and card networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction.

On November 14, 2023, the Federal Reserve issued a notice of proposed rulemaking, pursuant to which the Federal Reserve proposes to update certain interchange rates for card issuers operating in the U.S. with assets of $10 billion or more. Under the proposed rule, the base component would decrease from $0.21 per transaction to $0.144 per transaction, the ad valorem component would decrease from 5 basis points (multiplied by the value of the transaction) to 4.0 basis points (multiplied by the value of the transaction), and the additional fraud-prevention cost would increase from $0.01 per transaction to $.013 per transaction. Modifications to the interchange fees permitted could adversely affect our business, financial condition or results of operations. In addition, members of Congress have periodically introduced legislation to reduce credit card interchange, such as The Credit Card Competition Act of 2023. If any such legislation is passed, our business, financial condition or results of operations may be adversely affected.

Further, the ability of payment networks to impose certain restrictions are limited because the Dodd-Frank Act allows merchants to set minimum dollar amounts for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). Depending on the card network rules, merchants are now also allowed to provide discounts or other incentives to entice consumers to pay with an alternative payment method, such as cash, checks, or debit cards.

The Dodd-Frank Act granted each the CFPB and the Financial Stability Oversight Council authority to determine whether any non-bank financial company, such as us, should be supervised by the CFPB or Board of Governors of the Federal Reserve System, respectively. Any new rules or regulations, implemented by the CFPB or the Financial Stability Oversight Council or in connection with the Dodd-Frank Act that are applicable to us, or any changes that are adverse to us resulting from litigation brought by third parties challenging such rules and regulations, could increase our cost of doing business or limit permissible activities.

Privacy and information security regulations

We, our partners and certain of our merchants provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999, which we refer to as the Gramm-Leach-Bliley Act (“GLBA”), the EU General Data Protection Regulation 2016/679 (“EU GDPR”), the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CPRA”), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), the Personal Information Protection and Electronic Documents Act in Canada and Israeli privacy laws, in particular in relation to Finaro. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal, state and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.

As a processor of personal data of EU and UK data subjects, we are also subject to regulation and oversight in the applicable EU Member States and United Kingdom with regard to data protection legislation. The EU GDPR and UK GDPR (collectively referred to as the “GDPR”) contains additional obligations on data controllers and data processors that have an establishment in the EU or UK or are offering goods or services to, or monitoring the behavior of, consumers within the EU or UK. The GDPR includes significant enhancements with regard to the rights of data subjects (which include the right to be forgotten and the right of data portability), stricter regulation on obtaining consent to processing of personal data and sensitive personal data, stricter obligations with regard to the information to be included in privacy notices and significant enhanced requirements with regard to compliance, including a regime of “accountability” for processors and controllers and a requirement to embed compliance with GDPR into the fabric of an organization by developing appropriate policies and practices, to achieve a standard of data protection by “design and default.” The GDPR includes enhanced data security obligations, requiring data processors and controllers to take appropriate technical and organizational measures to protect the data they process and their systems. Organizations that process significant amounts of data may be required to appoint a Data Protection Officer responsible for reporting to highest level of management within the business. There are greatly enhanced sanctions under GDPR for failing to comply, and penalties for certain breaches are up to the greater of EUR 20 million/ GBP 17.5 million or 4% of our global annual turnover. We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. The Bank is also subject to the Banking Act, Chapter 371 of the laws of Malta, and all subsidiary regulation as well as any banking rules issued by the Malta Financial Services Authority as the competent authority.

Personal Data Protection Act 2010 and Personal Data Protection Regulations 2013

The Personal Data Protection Act 2010 (PDPA) pertains to the legislation and rules governing data privacy and the safeguarding of personal data. Under the PDPA, it is generally mandated that an individual’s consent is required for the processing and disclosure of their personal data, unless specified otherwise in the provisions of the PDPA. The term “processing” has a broad definition, encompassing activities such as collecting, recording, retaining, or storing personal data, as well as carrying out any operation or series of operations involving personal data, including the following:

(a)	the organization, adaptation or alteration of personal data;
(b)	the retrieval, consultation or utilization of personal data;
(c)	the disclosure of personal data by transmission, transfer, dissemination or otherwise making available; or
(d)	the alignment, combination, correction, erasure, or destruction of personal data.

The Personal Data Protection Regulations of 2013 stipulate that consent must be obtained for the processing of personal data, regardless of the form in which it can be accurately recorded and maintained by the data user.

Data users have an obligation to provide written notice regarding the processing of personal data. This notice should include various details such as a description of the personal data being processed, the purpose for which it is being processed, the source of the data, the recipients to whom it may be disclosed, whether providing the personal data is mandatory or voluntary, the individual’s rights to access and correct their personal data, and the options available to limit the processing of the data. The notice must be provided in both English and the national language of Bahasa Malaysia.

Unfair trade practice regulations

We, our partners and certain of our merchants are subject to various federal, state, and international laws prohibiting unfair or deceptive trade practices, such as Section 5 of the Federal Trade Commission Act and the prohibition against unfair, deceptive, or abusive acts or practices (“UDAAPs”) under the Dodd-Frank Act, and prohibiting misrepresentations and other activities related to telemarketing, such as the Telemarketing Sales Act. Various regulatory agencies, including the Federal Trade Commission (“FTC”) and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules, and regulations, and to the extent we are processing payments for a client that may be in violation of laws, rules, and regulations, we may be subject to enforcement actions and incur losses and liabilities that may impact our business. For example, all persons offering or providing financial services or products to consumers, directly or indirectly, can be subject to the prohibition against UDAAPs. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider from committing or engaging in UDAAPs, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings.

Anti-money laundering, anti-bribery, sanctions, and counter-terrorist regulations

We are contractually required to comply with the anti-money laundering laws and regulations in certain countries. In the U.S., we comply with certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations (collectively “the BSA”) which are enforced by the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury and the U.S. Department of Justice. The Bank is also required to comply with the anti-money laundering law and regulations applicable in the EU as transposed into Maltese by virtue of the Prevention of Money Laundering Act, Chapter 373 of the laws of Malta and all subsidiary legislation emanating from it. We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws, that prohibit the making or offering of improper payments to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations. Many other jurisdictions where we conduct business also have similar anticorruption laws and regulations. We have policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations.

We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions to or from, or dealings with, specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional local sanctions requirements in other relevant jurisdictions. We have policies, procedures, systems, and controls designed to identify and address compliance with sanctions programs.

Similar anti-money laundering, counter-terrorist financing, and proceeds of crime laws apply to movements of currency and payments through electronic transactions. These laws also apply to dealings with persons specified in the lists of OFAC-like organizations of several other countries, and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations.

Corporate Information

Our principal executive office is located at 2 Portman Street, W1H 6DU, London, United Kingdom, and our telephone number is +44 203 982 5041.

Our website is www.fintechcashier.com. Information provided on, or accessible through, our website, however, is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 1A. Risk Factors

Risks Related to Our Business and Industry

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

Impairment of goodwill may adversely impact future results of operations.

Accounting standards require that we account for acquisitions using a method that could result in goodwill. If the purchase price of the acquired assets exceeds the fair value of the acquired net assets, the excess will be included in our Statement of Financial Condition as goodwill. We have a significant goodwill balance, and in accordance with GAAP, we evaluate it for impairment at least annually and more often if events or circumstances indicate the possibility of impairment. Evaluations may be based on many factors, some of which are the price of our common stock, discounted cash flow projections and data from comparable market acquisitions. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill. Future evaluations of goodwill may result in the impairment and write-down of our goodwill balance which could have a material adverse impact on our earnings and adversely affect our operating results.

Our independent auditors have issued an audit opinion for our company, which includes a statement in the critical audit matters, describing the impairment of goodwill and its financial implications.

In their audit report included in this Annual Report on Form 10-K our auditors expressed any further goodwill impairment will cause a significant adverse financial impact on the Company, and that could raise substantial doubt about the Company’s ability to continue as a going concern.

If we cannot keep pace with rapid developments and changes in our industry and continue to acquire new merchants and partners rapidly, the use of our services could decline, reducing our revenue.

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

We rely in part, and may in the future rely in part, on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. If we are unable to maintain these relationships, we may lose access to new technologies or may not have the speed-to-market necessary to launch new offerings successfully.

Our future success will depend on our ability to adapt to technological changes and evolving industry standards. We cannot predict the effects of technological changes on our business. If we are unable to adapt to technological changes or evolving industry standards on a timely and cost-effective basis by introducing new services and improving existing services, our business, financial condition, and results of operations could be materially adversely affected.

Substantial and increasing competition, both within our industry and from other payment methods, and disintermediation from other participants in the payment chain may harm our business.

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

Many of our competitors, particularly those affiliated with large financial institutions, also have substantially greater financial, technological, operational, and marketing resources than we have. Accordingly, these competitors may be able to offer their products and services at more competitive prices. As a result, we may need to reduce our fees or otherwise modify the terms of use of our products and services to retain existing clients and attract new ones. If we are required to materially reduce our fees to remain competitive, we will need to aggressively control our costs to maintain our profit margins, and our revenue may be adversely affected. Our risk management team monitors our client relationships and we have at times terminated, and may continue to terminate, client relationships that may no longer be profitable to us due to such pricing pressure. Moreover, our competitors may have the ability to devote significantly more financial and operational resources than we can to the development of new products, services or new technologies or to acquire other companies or technology so that they can provide improved operating functionality and features to their existing service offerings. If successful, their efforts in this regard could render our products or services less desirable to clients, resulting in the loss of existing clients, an inability to obtain new clients, or a reduction in the fees we could generate from our offerings.

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

Interruption or failure of our information technology and communications systems could impair our operations, which could also damage our reputation and harm our results of operations.

Our success and ability to process payments and provide high quality client service depend on the efficient and uninterrupted operation of our computer and information technology systems, as our merchant customers expect a consistent level of quality in providing our services. Any failure of our computer systems and information technology to operate effectively or to integrate with other systems, performance inadequacy or breach in security may cause interruptions in the availability of our sites, delays in payment processing and reduced efficiency of our operations. Factors that could occur and significantly disrupt our operations include system failures and outages caused by fire, floods, earthquakes, power loss, telecommunications failures, sabotage, vandalism, terrorist attacks and similar events, software errors, computer viruses, worms, physical or electronic break-ins and similar disruptions from unauthorized tampering with our computer systems and payments platform. While we have certain backup systems and basic recovery plans for certain aspects of our operations and business processes, we do not have full redundancy in our infrastructure and our planning does not account for all possible scenarios, and requires further development, review and updates. Any disruptions or service interruptions that affect our systems could damage our reputation, require us to spend significant capital and other resources and expose us to a risk of loss or litigation and possible liability. Certain of our agreements with third-party service providers do not require those providers to indemnify us for losses resulting from any disruption in service. Furthermore, certain critical processes, such as hosting, cloud and other IT related services, rely on single vendors or components without built-in redundancy. Accordingly, we are exposed to potential single point of failure issues that could lead to service interruptions. Any such disruptions could materially adversely affect our results of operations.

In addition, our platform and internal systems rely on software developed by us or third parties that is highly technical and complex, and depend on the ability of such software to store, retrieve, process and manage large amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected programming errors or flaws. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for companies or end users using any elements of our platform, disruptions to the operations of our merchants, errors, or compromise our ability to support effective user service and user engagement or make us susceptible to cybersecurity breaches and attacks, or delay introductions of new features or enhancements. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation and loss of users, which could adversely affect our business, results of operations and financial conditions.

If we cannot retain key personnel, our business, financial condition and results of operations may be adversely affected.

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

The electronic payments industry depends heavily on the overall level of consumer, business and government spending. This spending depends on worldwide economic and geopolitical conditions. Key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling supply or demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, inflation, volatility in credit, equity and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. The current deterioration in general economic conditions, including the rise in unemployment rates, inflation and any increases in interest rates, particularly in Europe, the United States, the U.K. and Canada, may adversely affect consumer spending, consumer debt levels and credit and debit card usage, and as a result, adversely affect our financial performance by reducing the number or average purchase amount of transactions made using electronic payments. The conflict in Ukraine could lead to heightened volatility in the global markets and increase inflation, all of which could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

More recently, in response to Russian military actions in Ukraine, the United States and certain allies have imposed economic sanctions and export control measures, and may impose additional sanctions or export control measures in the future, which have and could in the future result in, among other things, severe or complete restrictions on exports and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. Such actions could have a significant adverse impact on the Russian economy and related markets and in turn could adversely affect our customers and business partners with international operations and exposure to such risks. If our customers make fewer sales of their products and services using electronic payments or people spend less money per transaction, we will have fewer transactions to process and lower overall volume, resulting in lower revenue.

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

We have limited capital resources and operations. From time to time, we may seek additional financing to provide the capital required to expand the production of our business operation and development initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements.

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

We are a relatively new company in the financial technology industry, and we compete with many established centralized and decentralized companies with greater financial and other resources. The industry continues to grow as a result of wider merchant acceptance, advances in payment solutions and digital processing technology, and migration to e-commerce, omnichannel and contactless payment solutions. The increase of credit and debit cards, as well as other digital payment solutions, has made the acceptance of digital payments a necessity for many businesses, regardless of size, in order to remain competitive. The COVID-19 pandemic has further accelerated the use of digital payments, the need for the development of technologies and digital-based solutions and expansion of e-commerce, omnichannel and contactless payment solutions. To remain competitive in this industry with constantly evolving standards, we need to develop new platforms, e-commerce services and other new products. Such projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the payment solution technology markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate services could render our services less desirable to our clients. In addition, since the payment solution services provided by us are designed to process complex transactions at high volumes and processing speed and deliver reports and other information on those transactions, any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in higher costs that could reduce our earnings in addition to a loss of revenues if new services are not delivered timely to our customers or do not perform as anticipated. If we are not able to respond to our competitors effectively, our business, operating results, and financial condition may be adversely affected.

We may experience software defects, undetected errors, and development delays, which could damage client relations, decrease our potential profitability and expose us to liability.

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

Failure to deal effectively with various types of fraud could materially adversely affect our reputation and our business, results of operations and financial condition, and could severely diminish merchant confidence in our services.

Various third parties and internal parties may engage in a variety of fraudulent activity against us using our platform, the components of our platform, or our alternative payment methods, or APM. For example, a party may knowingly use a stolen or counterfeit credit, debit or prepaid card, card number, or other credentials to record a false sales transaction or process an invalid card. A merchant representative, agent or FinTech employee could submit changes in bank account details, thereby resulting in a settlement of funds to inappropriate persons. Bank employees could engage in fraud in respect of our bank accounts and make illicit withdrawals of our funds or our clients’ funds, or third parties could impersonate our employees or our clients to gain access to our bank accounts. Alternatively, our employees could knowingly process unauthorized changes to bank account details or provide or change such details after falling victim to scamming attempts (such as phishing emails or a fraudulent call posing as FinTech management, requesting an unauthorized payment of funds or access to information systems), which could also result in a settlement of funds to inappropriate persons. Moreover, our internal controls may not be sufficient to prevent such actions, especially given our rapid growth across a variety of jurisdictions.

Criminals are using increasingly sophisticated methods to engage in illegal fraudulent activities. We also face risks and increasingly receive complaints from buyers and sellers who may not have received the goods, or have not received the goods that were advertised, that they had contracted to purchase or payment for the goods that a buyer had contracted to purchase that was paid for using our platform, including as a result of merchant fraud or user fraud, which may subject us to reputational damage and adversely affect our brand and business. In addition, in some of the jurisdictions where we operate, regulatory authorities or courts may freeze or block access to our accounts in response to consumer complaints, which may have a material adverse effect on our business and financial condition.

It is possible that incidents of fraud could increase in the future, and our failure to catch such incidents may result in sanctions and/or fines from regulators, lawsuits, contract disputes with counterparties or merchants, and a decline in our reputation. We have taken measures to detect and reduce the risk of these types of fraud, but such measures must be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new services offerings. If our fraud prevention measures do not succeed, our business, reputation, brands, financial condition and results of operations could be materially adversely affected.

Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risks could adversely affect our consolidated results of operations.

We have a limited operating history and are developing various controls, procedures, policies and systems to monitor and manage risk. We cannot provide assurance that those controls, procedures, policies and systems are or will be adequate to identify and manage internal and external risks, including risks related to service providers, in our various businesses. We believe that any internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual rogue acts of some persons, including our employees, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, violations of our controls, procedures, policies and systems and misstatements due to error or fraud may occur and not be detected.

For example, failure to comply with the various foreign exchange regulations could result in liability under applicable law for circumventing applicable foreign exchange restrictions, procedures or governmental requirements. In addition, assessing the regulatory landscape for offering new products and services or expanding into new jurisdictions is complex, and we may not accurately assess the regulatory requirements or develop the necessary controls and procedures applicable to new products or services that we offer or that may be applicable to new jurisdictions where we seek to operate. As a result, our business operations and/or our ability to distribute profits could be materially and adversely affected. Furthermore, as foreign exchange regulations, especially in emerging markets, are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities.

The risk of individuals, either employees or contractors, engaging in harmful or misleading conduct, whether unintentional or intentional, such as consciously circumventing established control mechanisms to perform unauthorized or illegal transactions or otherwise exceed transaction limitations and restrictions, committing fraud or improperly selling products or services to clients, is particularly challenging to manage through a control framework. In addition, we are subject to increased resiliency risk, requiring continuous reinvestment, enhancement and improvement in and of our information technology and operational infrastructure, controls and personnel which may not be effectively or timely deployed or integrated. Moreover, the financial and reputational impact of control or conduct failures can be significant. Persistent or repeated issues with respect to controls, information technology and operational resiliency or individual conduct have raised and may in the future raise concerns among regulators regarding our culture, governance and control environment. There can be no assurance that our efforts to address such risks will be effective. While we seek to contractually limit our financial exposure to operational risk, the degree of protection that we are able to achieve varies, and our potential exposure may be greater than the revenue we anticipate that we will earn from servicing our merchants.

Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our and our affiliates’ directors, employees, contractors or agents from violating or circumventing our policies and the law. If we or our affiliates, or either of our respective directors, employees or agents fail to comply with applicable laws or policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions, which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could adversely affect our business, performance, prospects, value, financial condition, and results of operations

We compete with companies that have various competitive advantages.

Many innovative start-up companies and larger companies have made, and continue to make, significant investments in research and development, and we expect these companies to continue to develop similar or superior products and technologies that may compete with our products and services. We compete with many companies that have and expected to have various competitive advantages over us, such as:

●	greater name recognition, longer operating histories, larger customer bases, and larger market shares;

●	larger sales and marketing budgets and organizations;

●	more established marketing, banking, and compliance relationships;

●	greater resources to make acquisitions;

●	lower labor, compliance, risk mitigation, and research and development costs;

●	larger and more mature intellectual property portfolios;

●	substantially greater financial, technical, and other resources; and

●	operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings.

If we are unable to compete successfully, or if competing successfully requires it to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

Any factors that reduce cross-border trade in goods or services or make such trade more difficult could harm our business.

Cross-border trade of goods and/or services (i.e., transactions where the merchant and consumer are in different countries) is an important source of our revenues and profits. Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market.

Cross-border trade may be negatively impacted by various factors, including regional or international tensions, trade wars or international conflicts of any kind, foreign currency exchange rate fluctuations, and the interpretation and application of laws of multiple jurisdictions in the context of cross-border trade and foreign exchange. Moreover, governmental authorities in certain countries may decide to block some or all of our merchants, which could significantly disrupt our operations in such countries. Any factors that increase the costs of cross-border trade for us, our customers or their end users or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy or higher tariffs, could reduce our cross-border transactions and volume, negatively impact our revenues and profits, and harm our business.

Risks Related to Our Intellectual Property

If we are unable to successfully obtain, maintain, protect, enforce, or otherwise manage our intellectual property and proprietary rights, we may incur significant expenses, and our business may be adversely affected.

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

Risks Related to Regulation

Complex and enhanced regulatory oversight in the banking and financial services industry could adversely affect our operations or our relationships with our banking partners.

The financial services and banking industry is subject to extensive regulation and oversight. In light of increased regulatory oversight in recent years, a number of banks are continually examining their business relationships, and certain major national and international banks have already withdrawn from providing service to payments processing providers, especially in foreign exchange transactions. In certain markets, we rely on and may in the future rely on local, regional or global banks to process payments and conduct foreign exchange transactions in local currency, and we may not be able to obtain a license to directly operate in such markets in order to reduce our reliance on such banks. Changes in foreign exchange controls could make it difficult for us to engage in foreign exchange transactions or local regulators enforcing such regulations may use their power to slow or halt payments from global merchants to banks in emerging markets and vice-versa or otherwise prohibit us from providing payment services in a country or from expanding our services to include additional products. In addition, banks may be reluctant to transact or to accept certain transaction volumes due to different interpretations of the applicable foreign exchange, anti-money laundering and tax laws. If we are not able to complete foreign exchange and other transactions with certain banks due to enhanced regulation or different interpretations of the legal framework, our business could be materially adversely affected.

We are subject to chargeback and refund liability risk when our merchants refuse to or cannot reimburse chargebacks and refunds resolved in favor of their customers. Any increase in chargebacks and refunds not paid by our merchants may adversely affect our business, financial condition or results of operations.

We are currently, and will continue to be, exposed to certain risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our merchant customers. In the event that a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, including in situations in which the merchant customer is engaged in fraud, the transaction is typically “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. In certain circumstances where we are unable to collect chargeback or refunds from the merchant’s account, or if the merchant refuses to or is unable to reimburse us for a chargeback or refunds due to closure, bankruptcy, or other reasons, we may bear the loss for the amounts paid to the cardholder. Our financial results would be adversely affected to the extent these merchants do not fully reimburse us for the related chargebacks. In addition, our exposure to these potential losses from chargebacks increases to the extent that we have provided working capital solutions to such merchants, as the full amount of the payment is provided up front rather than in installments. While most of our merchant agreements establish that the chargeback and refund liability risk is with the merchant, and would permit us to collect and retain reserves, we generally do not collect and maintain reserves from our merchants to cover these potential losses, and for customer relations purposes we sometimes decline to seek reimbursement for certain chargebacks. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment network providers could fine us, increase our transaction fees, or terminate our ability to process payment cards. Any increase in our transaction fees or liability for incorrect charges could damage our business, and if we were unable to accept payment cards, our business would be negatively affected.

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

Changes in tax law, changes in our effective tax rate or exposure to additional tax liabilities could affect our profitability and financial condition.

We carry out our business operations through entities in multiple foreign jurisdictions. As such, we are required to file corporate income tax returns that are subject to foreign tax laws. The foreign tax liabilities are determined, in part, by the amount of operating profit generated in these different taxing jurisdictions, as well as by other factors such as the internal services we provide within certain jurisdictions. Our effective tax rate, earnings and operating cash flows could be adversely affected by changes in the mix of operating profits generated in countries with higher statutory tax rates as well as by the positioning of our cash balances globally. or the internal services we provide in certain jurisdictions. If statutory tax rates or tax bases were to increase or if changes in tax laws, regulations or interpretations or in our business operations were made that impact us directly, our effective tax rate, earnings and operating cash flows could be adversely impacted.

Any such adverse changes in the applicability of tax to us could increase the levels of taxation payable by us, which would have an adverse effect on our business, financial condition, results of operations and prospects.

In addition to the possibility of a substantial tax burden being imposed on us, the risk that we may become subject to an increased level of taxation may result in us needing to change our corporate or operational structure, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, the tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. For example, various levels of government and international organizations, such as the OECD and the EU, increasingly focus on future tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. The OECD has issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes. Many countries in which we operate have implemented tax law and administrative changes that align with many aspects of the OECD policy guidelines. The breadth of this project may impact all multinational businesses by potentially redefining jurisdictional taxation rights, and could materially impact the law for transfer pricing and permanent establishment taxation. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology. These developing changes could affect our financial position and results of operations. In particular, due to the global nature of the internet, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales and use taxes, VAT, digital services taxes, income taxes, or other taxes relating to our activities in the internet commerce and financial technology space. New or revised taxes, in particular, sales and use taxes, VAT, and similar taxes, including digital service taxes, would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Furthermore, any changes in other jurisdictions to the political and social perception of running a business out of a tax-friendly jurisdiction (such as Malta) or any action by any tax authority to investigate our tax arrangements could result in adverse publicity and reputational damage for us, which could have an adverse effect on our business, financial condition, results of operations and prospects. The applicability of taxes to certain arrangements, transactions or structures may involve areas that are inherently subjective, requiring significant management judgments. If any applicable tax authority is successful in challenging our tax arrangements, we may be liable for additional tax and penalties and interest related thereto, which may have a significant impact on our business, financial condition, results of operations and prospects.

Transfer pricing rules may result in increased tax costs.

Some of the jurisdictions in which we operate have rules on transfer pricing that require intra-group transactions to be conducted on arm’s-length terms. Transactions conducted between and among us and our subsidiaries are made on a commercial basis by application of international guidelines and national regulations. As a consequence of globalization and growing world trade, tax authorities worldwide have increased their focus on transfer pricing with respect to cross-border intra-group transactions as part of protecting their respective country’s tax base. Transfer pricing is an inherently subjective area, requiring significant management judgments. In the event the tax authorities in the jurisdictions where we operate consider our current transfer pricing not to be on arm’s-length terms and were to succeed with such claims, this could result in an increased tax cost, including tax surcharges, penalties and interest, which could adversely affect our business.

New and evolving regulations in respect of the protection of personal data and any failure to comply with these regulations could have a material adverse effect on our business and financial condition.

We are subject to laws relating to the collection, use, storage and transfer of the personal data of our service providers, end user, employees and clients, including in respect of personal financial information.

Several jurisdictions have implemented new data protection regulations, and others are considering imposing additional restrictions or regulations. We expect data protection regulations to continue to increase both in number, complexity and in the level of stringency. The entry into force of the General Data Protection Regulation (EU) 2016/679, or the GDPR, in the European Union prompted various Latin American countries to begin processes to reform their data protection regimes. For example, Brazil has implemented a comprehensive data protection regulation intended to mirror the GDPR called the Lei Geral de Proteção de Dados, or LGPD, and also has a Bank Secrecy Law (Complementary Law No. 105) that applies to certain regulated entities. In addition, certain of our global enterprise merchants may be subject to data protection regimes or subject to enhanced scrutiny of data protection practices by the applicable regulatory authorities, which could impact their operations and indirectly impact their business with us. In many cases, data protection regulations have strict measures regulating both the transfer of data externally, and also the storage and transfer of data internally among our employees in the course of their work and among our subsidiaries and affiliates. Moreover, these regulations may have conflicting and/or inconsistent requirements, and compliance with one data protection regime does not necessarily entail compliance with another data protection regime, and compliance with one data protection regime could potentially create conflicts in compliance with another data protection regime. In particular, we may transfer data across jurisdictions in the ordinary course of our operations, and we may not be able to ensure compliance with all applicable data protection regulations in all jurisdictions at all times. Any failure to comply with applicable data protection regimes could subject us to significant penalties and negative publicity, which could have a material adverse effect on our business, financial condition, reputation before our merchants and providers, and results of operations.

We collect, process, store, and use data, including personal information, which subjects us to governmental regulation and other legal obligations, including EU financial services regulation, particularly related to privacy, data protection and information security, marketing, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities.

In the U.S. and other jurisdictions in which our services are used, we are subject to various privacy, data protection and information security, and consumer protection laws (including laws on disputed transactions), related regulations, and industry standards (e.g., PCI-DSS). If we are found to have breached such laws, regulations, or standards in any such market, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation, brand and business in a manner that harms our financial position.

As part of our business, we collect personal information, as well as other potentially sensitive and/or regulated data from our consumers and the merchants we work with. As a result, we are subject to certain laws and regulations in the U.S. that restrict how personal information is collected, processed, stored, transferred, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. For example, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of personal information. Such standards require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such statements that we publish are found to be untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to regulatory investigations, significant liabilities and other consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of certain personal information. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.

In addition, the GLBA regulates, among other things, the use of non-public personal information of consumers that is held by financial institutions. We may be considered a service provider to “financial institutions” and therefore subject to various GLBA-related contractual obligations, including requirements relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLBA can result in civil and/or criminal liability and sanctions by regulatory authorities and/or contractual liability.

Moreover, in the U.S., both the federal and various state governments have adopted or are considering, additional laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the CPRA in 2020, which requires new disclosures to California residents, imposes new rules for collecting or using information about California residents, and affords California residents new rights with respect to their personal information, including rights to opt out of certain disclosures of personal information. The CPRA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. The effects of the CPRA and its implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business (including an exemption as to data that is subject to the GLBA), are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the enactment of the CPRA is prompting a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws. For example, since the CPRA went into to effect, comprehensive privacy statutes that share similarities with the CPRA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well.

We are also subject to data privacy and security laws in several foreign jurisdictions which have laws and regulations which are more restrictive in certain respects than the U.S. For example, in the European Economic Area (“EEA”), we are subject to the EU GDPR and in the United Kingdom, UK GDPR, in each case in relation to our collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual (personal data). The GDPR, and national implementing legislation in EEA member states, and the UK GDPR, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including data access rights, the right to be “forgotten” and the right to data portability); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.

The EU GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for U.S. Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the U.S. and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We currently rely on the DPF to transfer certain personal data from the EEA to the U.S. and on the UK Extension to the DPF to transfer certain personal data from the UK to the U.S. We also currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement as relevant to transfer personal data outside the EEA and the UK with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions, and reputational damage.

Restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny. Non-compliance with data protection and privacy requirements may result in regulatory fines (which for certain breaches of the GDPR are up to the greater of €20 million/£17.5 million or 4% of total global annual turnover), regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

We may not be able to continue to expand our share of the existing payment processing markets or expand into new markets, which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend upon the growth of the markets in which we currently operate and our ability to increase our penetration and service offerings within these markets, as well as the emergence of new markets for our services and our ability to successfully expand into these new markets. It is difficult to attract new merchants because of potential disadvantages associated with switching payment processing vendors, such as transition costs, business disruption and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth. A merchant’s payment processing activity with us may also decrease for a variety of reasons, including the merchant’s level of satisfaction with our products and services, the effectiveness of our support services, pricing of our products and services, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in consumer spending levels.

Our expansion into new markets is also dependent upon our ability to adapt our existing technology and offerings, or to develop new or innovative applications, to meet the particular service needs of merchants in each new market. In order to do so, we will need to anticipate and react to market changes and devote appropriate financial and technical resources to our development efforts, and there can be no assurance that we will be successful in these efforts.

We are subject to anti-corruption, anti-bribery and anti-money laundering laws and regulations.

We operate in jurisdictions that have a high risk for corruption, and we are generally subject to anti-corruption, anti-bribery and anti-money laundering laws and regulations, including the Clean Company Act and the United States Foreign Corrupt Practices Act of 1977, as amended, or the FCPA and the Proceeds of Crime Act prohibit corporations and individuals from engaging in improper activities to obtain or retain business or to influence a person working in an official capacity. Both the Clean Company Act and the FCPA impose liability against companies who engage in bribery of government officials, either directly or through intermediaries. Applicable money laundering regulations require firms to put preventative measures in place and to perform know-your-customer procedures, including conducting customer identification and verification and undertaking ongoing monitoring. In addition, regulations require companies to keep records of identity and to train their staff on the requirements of the relevant money laundering regulations. Although we have a compliance program focused on the anti-corruption, anti-bribery and anti-money laundering laws, rules, and regulations that we believe are applicable to our business, we may still be subject to a requirement to change various aspects of our business or the manner in which we carry out our business in certain countries, or to fines, injunctions or other penalties levied by regulators in one or more jurisdictions. Violations of the anti-corruption, anti-bribery and anti-money laundering laws and regulations could result in criminal liability, administrative and civil lawsuits, significant fines and penalties, forfeiture of significant assets, as well as severe reputational harm and the loss of our banking or other relationships.

Any determination that we have violated the anti-money-laundering laws could have a material adverse effect on our financial condition, results of operations and future prospects. For example, the BSA requires us to report currency transactions in excess of US$10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds US$2,000 that we know, suspect or have reason to believe involves funds derived from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of such funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition and results of operations.

If any person in the Cayman Islands knows or suspects, or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or money laundering, or is involved with terrorism or terrorist financing and property, and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion. If the disclosure relates to criminal conduct or money laundering, the knowledge or suspicion must be reported to the Financial Reporting Authority of the Cayman Islands (the “FRA”), pursuant to the Proceeds of Crime Act (as revised) of the Cayman Islands. If the disclosure relates to involvement with terrorism or terrorist financing and property the knowledge or suspicion must be reported to a police officer of the rank of constable or higher, or the FRA, pursuant to the Terrorism Act (As Revised) of the Cayman Islands.

Such laws and regulations are subject to changes and evolving interpretations and application, including by means of legislative changes, administrative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. Any perceived or actual breach of laws, regulations, and standards could result in investigations, regulatory inquiries, loss of licensure, litigation, fines, injunctions, negative customer sentiment, impairment of our existing or planned products and services, or otherwise materially and adversely impact our business.

In addition, regulators may increase enforcement of these obligations, which may require us to make adjustments to our compliance program, including the procedures we use to verify the identity of our customers and to monitor our merchants’ transactions. Regulators may conduct audits of our compliance framework, which can include a review of all applicable records to verify identities of customers, reporting of suspicious transactions and transactional activity including monitoring processes implemented and all components of the compliance framework, and compliance with these audit processes can result in increased costs or subject us to potential enforcement proceedings. We face risks related to our ability to comply with existing or new anti-corruption, anti-bribery and anti-money laundering laws and regulations, or being required to comply with anti-corruption, anti-bribery and anti-money laundering laws and regulations applicable to our merchant customers, as we may not be able to comply fully with, or obtain appropriate exemptions from, such laws and regulations. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow could harm our business, and any new requirements or changes to existing requirements could impose significant costs, result in delays to planned product improvements, make it more difficult for new customers to join our network and reduce the attractiveness of our products and services. Any perceived or actual breach of compliance by us with respect to applicable laws, rules and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches and expose us to legal risk and potential liability.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We have designed and implemented an information security program that is tailored to our operations and infrastructure, the nature of our products and services, and the sensitivity of data. Our information security program consists of processes that are designed to identify, assess, and manage material risks from cybersecurity threats.

We have implemented cybersecurity risk management processes that include, for example, vulnerability assessments, application security assessments, penetration testing, third party security assessments, security audits, and ongoing risk assessments. In addition, we have implemented technical, physical, and organizational safeguards designed to mitigate material risks from cybersecurity threats, including, for example, depending on the environment or system: information security policies and standards, data protection policies and standards, security training and awareness campaigns, information protection processes, and systems monitoring for cybersecurity threats. Further, our assessment and management of material risks from cybersecurity threats are an important element of our overall enterprise risk management program and included in our annual enterprise risk assessment which we provide to senior management and the Board.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional services firms (including legal counsel), threat intelligence service providers, cybersecurity consultants, cybersecurity software and managed service providers, penetration testing firms, and forensic investigators.

Governance

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our cybersecurity consultant, regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate. Our Cybersecurity consultant has extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

ITEM 2. Properties

Our corporate headquarters, which include the majority of our product development, sales, marketing, and business operations, is located at 2 Portman Street, W1H 6DU, London, United Kingdom, supported by our Asian branch located at Lot 2-15, Labuan Time Square, Jalan Merdeka, 87007, Federal Territory of Labuan, Malaysia, with M Floor & 1st Floor, No. 33, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia as our marketing office. Both properties are leased on a rolling contract basis. We believe this to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

ITEM 3. Legal Proceedings

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

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Pink Market under the symbol “FINR.”

Holders

As of March 15, 2024, the Company had 1,903 stockholders of record. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared dividends on our common stock, and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board and will depend upon such factors as restrictions in debt agreements, earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Fintech Scion” refer to Fintech Scion Limited, individually, or as the context requires, collectively with its subsidiaries.

Overview

Fintech Scion Limited (“Fintech Scion”, the “Company”, “we”, “our”, or “us”) is a fintech enterprise poised to revolutionize the financial landscape through our digital Banking-as-a-Service (BaaS) platform. Our mission is to empower merchants by furnishing them with an integrated suite of tools, skills, and solutions that streamline payment services, unlocking a realm of secure, online, and fully managed transactions and settlements.

At the core of our enterprise lies a sophisticated financial ecosystem, underpinned by a robust technological infrastructure. This infrastructure has been developed with the mission of empowering financial institutions to offer seamless, consolidated experiences across diverse verticals encompassing business-to-business, business-to-consumer, and consumer-to-business domains.

In an era where merchants are leveraging an array of software solutions and digital tools to bolster their competitive edge, our role has emerged as a pivotal enabler. The intricate challenge of managing disparate software systems sourced from various providers has become an impediment for merchants of all sizes to seamlessly embrace payments.

Our current clientele encompasses an array of enterprises and organizations, spanning varied sectors, all with a common objective: to minimize the intricacies and costs associated with fund transfers. We extend our services to online businesses, providing comprehensive solutions encompassing payment collection, cross-border transactions, FX services, and corporate bank accounts. Notably, we cater to a specific subset of online businesses that grapple with establishing and maintaining physical bank accounts across multiple territories. This subset includes but limited to small and medium enterprises (SMEs) and online businesses.

Our cutting-edge payments platform boasts a comprehensive suite of integrated payment products and services tailored to various channels–be it in-store, online, or through mobile and tablet interfaces. This suite encompasses end-to-end payment processing for an array of payment types, merchant acquiring and issuing, diverse methods of mobile and contactless payments, and QR code-based solutions. Complementary software integrations, virtual international bank account numbers (IBAN), integrated mobile point-of-sale (POS) solutions, risk management tools, and robust reporting and analytics capabilities augment our platform's offerings.

Our payment services seamlessly integrating e-money remittance solutions within the global marketplace, spanning open banking and credit card processing to wire transfers. Our unique Software-as-a-Service (SaaS) model empowers clients to focus on their core operations and sales while we handle the intricate aspects of payment processing. This streamlined approach facilitates efficient onboarding, elevates customer retention, and cultivates new revenue streams.

Our vision transcends boundaries as we aspire to cement our position as a global leader in the payments and banking sphere. Our team, comprising seasoned experts across operations, technology, sales, legal, compliance, and more, forms the backbone of our enterprise.

The crux of our vision lies in simplifying and automating global fund transfers while upholding the highest standards of security. We endeavor to furnish merchants with an all-encompassing Merchant Payment Ecosystem (MPE), a unified platform catering to their diverse payment needs. Our technology leverages the Gateway Cashier Technology to deliver unparalleled services.

Our diverse merchant base ranges from small to medium-sized enterprises, or SMEs, to large enterprises, spanning sectors such as hospitality, e-gaming, consulting, retail, marketing, and e-commerce. While we are rooted in the SaaS framework, our belief in democratizing technology has led us to offer an initial free platform, generating revenue through value-added services. Our revenue streams encompass processing fees based on payment volumes, a hybrid model featuring fixed transaction fees and monthly charges, and diverse layers that allow us to cross-sell services and nurture lasting client relationships.

In the competitive landscape, our distinct layers constitute the heart of our approach, underpinned by a commitment to exemplary customer service. We understand the nuanced needs of various merchants and have meticulously curated layers tailored to their requirements, including cutting-edge technology, diverse payment processing, integrated banking, and strategic licensing solutions. These layers collectively form the bedrock of our operations, fostering seamless merchant experiences and propelling us to the forefront of the industry.

As we chart our course, we stand poised to not only cater to our diverse clientele but to exceed their expectations. Our pursuit of excellence remains unwavering as we continue to innovate, expand our offerings, and forge new partnerships to reshape the payments and banking landscape.

Results of Operations

For the year ended December 31, 2023 compared to December 31, 2022

Revenue

We recognized revenue from transaction fees earned through financial payment and settlement services of $2,420,184 for the year ended December 31, 2023, a decrease of $664,095 from sales of $3,084,279 for the year ended December 31, 2022. The reduction in revenue primarily resulted from a restructuring of revenue streams and to the surrendering of our Credit Token license. Revenue recognized during the year are mainly from transaction fees earned through financial payment and settlement services provided by FintechCashier Asia P.L.C. (“FintechAsia” and previously known as “HWGG Capital P.L.C.”) and Fintech.

Cost of Sales

Cost of sales for the year ended December 31, 2023 was $688,630 compared to $430,281 for the year ended December 31, 2022. The increase for the year ended December 31, 2023 resulted primarily from the restructuring transactions that occurred during 2022; acquisition of FintechAsia and acquisition of Fintech as mentioned in Corporate History and Structure.

Gross Profit

Gross profit for the year ended December 31, 2023 was $1,731,554 compared to $2,653,998 for the year ended December 31, 2022. The decrease resulted primarily from the restructuring of revenue streams as described above and led to a reduction of sources of revenue from FintechAsia and Fintech.

Operating Expenses

For the year ended December 31, 2023, we incurred total operating expenses in the amount of $42,552,657 comprised of selling expenses of $nil, general and administrative expenses of $3,415,786, and impairment of goodwill of $39,136,871. For the year ended December 31, 2022, we incurred total operating expenses in the amount of $1,873,772, comprised of selling expenses of $9,790 and general and administrative expenses of $1,863,982. The decrease of $9,790 or 100% for the selling expenses, and the increase of $1,551,804, or 83% for the administrative expenses, and the increase of $39,136,871 or 100% for the impairment of goodwill, caused total operating expenses to increase by $40,678,885 or 2171%.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of December 31, 2023, we had approximately $3,765,959 in cash and marketable securities, working capital of approximately $1,591,552 and an accumulated deficit of approximately $39,319,015. Net cash generated by operating activities was $295,531 and net cash used in by operating activities was $320,584 for the years ended December 31, 2023 and 2022, respectively. We incurred a loss of approximately $40,661,803 and a profit of $5,918,970 for the years ended December 31, 2023 and 2022, respectively. We believe that our existing cash as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our audited financial statements are available to be issued.

For the year ended December 31, 2023, we had a cash balance of $3,765,959. For the year ended December 31, 2023, net cash generated by operating activities totaled $295,531, net cash used in investing activities totaled $12,496 and net cash used in financing activities totaled $311,858. The resulting change in cash for the period was $25,419.

For the year ended December 31, 2022, we had a cash balance of $3,791,378. For the year ended December 31, 2022, net cash used in operating activities totaled $320,584, net cash generated by investing activities totaled $3,715,989 and net cash generated by financing activities totaled $391,805. The resulting change in cash for the period was $3,754,345.

For the year ended December 31, 2023, we had current liabilities of $2,755,862, including $755,040 due to related parties, other payables of $1,953,160 and accounts payable of $47,662.

For the year ended December 31, 2022, we had current liabilities of $4,943,467, including $2,463,833 due to related parties, other payables of $1,861,979 and accounts payable of $617,655.

For the years ended December 31, 2023 and December 31, 2022, we had net assets of $18,322,482 and $58,881,794, respectively.

For the year ended December 31, 2023, we have recognized goodwill of $16,657,653 compared to $55,794,524 the year ended December 31, 2022. After completing our annual impairment review for each reporting unit during the fourth quarter of 2023, we concluded that goodwill of Fintech was impaired in the current year and an impairment loss of $39,136,871 has been recorded.

Cash Flows

The following table sets forth summary cash flow information for the periods presented:

	For the Year Ended December 31,
	2023	2022

Net (used in) / cash generated by operating activities	$295,531	$(320,584)
Net (used in) / cash generated by investing activities	$(12,496)	$3,715,989
Net cash generated by / (used in) financing activities	$(311,858)	$391,805
Effect of exchange rates on cash	$3,404	$(32,865)
Change in cash and cash equivalents	$(25,419)	$3,754,345

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

Goodwill and Intangible Assets – The Company evaluate the carrying value of goodwill and indefinite life intangible assets annually, or whenever events or circumstances indicate that the fair value is below its carrying amount. The Company evaluates the carrying value of finite life intangible assets whenever events or circumstances indicate the carrying value may not be recoverable. Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets and risk-adjusted discount rates. As such, these fair value measurements use significant unobservable inputs. Changes to these assumptions could require us to record impairment charges on these assets.

In our annual impairment test in the fourth quarter of 2023, all our reporting units exceeded their carrying values by more than 50 percent. Fair value was determined using income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting units. Significant assumptions are incorporated into the income approach, such as estimated growth rates, forecasted operating expenses and risk-adjusted discount rates. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our reporting units.

Significant unobservable inputs utilized in the income approach valuation method were the discount rate of 25.05% and the long-term growth rate of 1.50%. Significant increases (decreases) in growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

Future impairment in our reporting units could occur if the estimates used in the income and market approaches change. If our estimates of profitability in the reporting unit decline, the fair value estimate under the income approach will decline. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values. Further, changes in foreign currency exchange rates could increase the cost of services from foreign suppliers, which could reduce reporting unit profitability.

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

ITEM 8. Financial Statements and Supplementary Data

FINTECH SCION LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Fintech Scion Ltd

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fintech Scion Ltd (the Company) as of December 31, 2023, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flow for year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the result of its operations and its cash flow for the year then ended December 31, 2023, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Goodwill

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements, at December 31, 2023, the Company’s goodwill was $16,657,653 (2022: $55,794,524). As disclosed in Note 5 to the financial consolidated financial statements, the Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In additional, the fair value estimates of the reporting units were sensitive to changes in significant assumptions such as discount rates, expected future cash flows, long-term growth rates and comparable company earnings multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. Significant management judgment was required to forecast future revenue and operating margin to estimate the fair value of the reporting unit. In turn, a high degree of auditor judgment and an increase extend of audit effort were required when performing.

As discussed in Note 5 to the financial statements, the Company recognized goodwill of $16,657,653 (2022: $55,794,524) being the balance of goodwill deriving from the reverse acquisition that has occurred during the year ended December 31, 2022. As a result of the significant carrying amount of goodwill recognized, any further goodwill impairment will cause a significant adverse financial impact on the Company, and that could raise substantial doubt about the Company’s ability to continue as a going concern.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue and operating margin and selection of comparable company valuation indicators

●	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over the Company’s long range planning process as well as controls over the review of the significant assumptions in estimating the fair values of the reporting units.
●	To test the fair values of the reporting units, our audit procedures included, among others, assessing methodologies, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company. Our testing procedures over the significant assumptions included, among others, comparing forecasted revenue and operating margins to current industry and economic trends. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units resulting from changes in the assumptions.

Related party balances and transaction

Critical Audit Matter Description

As disclosed in Note 10 to the financial consolidated financial statements, the Company conducted transactions with its related parties and affiliates during the normal course of its business in 2023. The Company has entered into a number of transactions with these related parties, including loan from ex-director and company expenses paid by the director. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.

How the Critical Audit Matter Was Addressed in the Audit

We performed the following procedures to evaluate the identification of related parties and related party transactions by the Company:

●	Conducted background checks, and reviewed other public research sources for information related to transactions between the Company and its related parties
●	Performed confirmations for account balances with related parties
●	Reviewed transaction details in the director accounts for transactions with related parties
●	Examined the Company’s reconciliation of its related parties’ transactions and balances

Pan-China Singapore PAC(6255)

Chartered Accountants

Singapore

April 5, 2024

We have served as the Company’s auditor since 2021

FINTECH SCION LIMITED

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of	As of
	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$3,765,959	$3,791,378
Accounts receivable	59,974	1,792,195
Amount due from related parties	—	1,296,935
Other receivables, prepayments and other current assets	509,451	1,049,292
Inventories	12,000	2,272
Total Current Assets	4,347,384	7,932,072

Non-current assets
Intangible asset	34,707	59,803
Goodwill	16,657,653	55,794,524
Property and equipment, net	38,600	38,862
Total Non-Current Assets	16,730,960	55,893,189

TOTAL ASSETS	$21,078,344	$63,825,261

LIABILITIES
Current liabilities
Amounts due to related parties	$755,040	$2,463,833
Accounts payable	47,662	617,655
Accruals and other payables	1,953,160	1,861,979
Total Current Liabilities	2,755,862	4,943,467

Non-current liabilities	—	—
TOTAL LIABILITIES	2,755,862	4,943,467

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 and $0.001: 400,000,000 shares authorized, respectively; 298,742,643 and 198,742,643 shares issued and outstanding, respectively	298,743	198,743
Additional paid-in capital	111,770,998	111,770,998
Merger reserves	(55,000,000)	(55,000,000)
Accumulated surplus/(deficit)	(39,319,015)	1,342,788
Accumulated other comprehensive income	569,339	565,935
Equity attributable to equity holders of the parent	18,320,065	58,878,464
Non-controlling interests	2,417	3,330
Total Stockholders’ Equity	18,322,482	58,881,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,078,344	$63,825,261

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF INCOME OR LOSS AND COMPREHENSIVE INCOME OR LOSS

(In U.S. dollars)

	For the Years Ended December, 31
	2023	2022
REVENUE	$2,420,184	$3,084,279

COST OF REVENUE	(688,630)	(430,281)

GROSS PROFIT	1,731,554	2,653,998

OPERATING EXPENSES
Selling expense	—	(9,790)
General and administrative expenses	(3,415,786)	(1,863,982)
Impairment of goodwill	(39,136,871)	—
Total Operating Expenses	(42,552,657)	(1,873,772)

PROFIT/(LOSS) FROM OPERATIONS	(40,821,103)	780,226

OTHER INCOME / (EXPENSE), NET
Other income	397,532	5,531,606
Other expense	(73,660)	(387,805)
Total other income / (expense), net	323,872	5,143,801
NET INCOME / (LOSS) BEFORE TAX	(40,497,231)	5,924,027

Income tax	(165,485)	(5,057)
NET INCOME / (LOSS)	$(40,662,716)	$5,918,970

Loss attributable to non-controlling interest	913	—
NET INCOME / (LOSS) FOR THE PERIOD	(40,661,803)	5,918,970

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	3,404	308,288

TOTAL COMPREHENSIVE INCOME / (LOSS)	$(40,658,399)	$6,227,258

Weighted average number of common shares outstanding - basic and diluted	298,742,643	198,742,643

Net income / (loss) per share - basic and diluted	$(0.14)	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common stock		Additional paid-in	Merger	Accumulated gain /	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	reserves	(deficit)	income / (loss)	interest	equity
Balance, December 31, 2020	54,087,903	$5,409	$4,749,798	$—	$(9,576,061)	$87,592	$—	$(4,733,262)
Net loss	—	—	—	—	(22,758)	—	—	(22,758)
Foreign currency translation adjustment	—	—	—	—	—	170,055	—	170,055
Balance, December 31, 2021	54,087,903	$5,409	$4,749,798	$—	$(9,598,819)	$257,647	$—	$(4,585,965)
Net income	—	—	—	—	5,918,970	—	—	5,918,970
Reverse stock split	(48,678,593)	—	—	—	—	—	—	—
Issuance of stock	193,333,333	193,334	—	—	—	—	—	193,334
Acquisition of subsidiaries	—	—	113,389,440	(55,000,000)	—	—	3,330	58,392,770
Reserve release upon disposal of subsidiaries	—	—	(1,345,603)	—	—	—	—	(1,345,603)
Reverse merger recapitalization	—	—	(5,022,637)	—	5,022,637	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	308,288	—	308,288
Balance, December 31, 2022	198,742,643	$198,743	$111,770,998	$(55,000,000)	$1,342,788	$565,935	$3,330	$58,881,794
Net income	—	—	—	—	(40,661,803)	—	(913)	(40,662,716)
Foreign currency translation adjustment						3,404		3,404
Issuance of stock	100,000,000	100,000						100,000
Balance, December 31, 2023	298,742,643	$298,743	$111,770,998	$(55,000,000)	$(39,319,015)	$569,339	$2,417	$18,322,482

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(40,662,716)	$5,918,970
Items not involving cash:
Depreciation and amortization of– property, plant and equipment and right-of-use assets	37,853	37,471
Gain on disposal of subsidiaries	—	(5,481,178)
Impairment on goodwill	39,136,871	—
Changes in operating assets and liabilities:
Accounts receivables	1,732,221	(1,792,195)
Other receivables, prepayments and other current assets	539,842	(1,011,960)
Inventories	(9,728)	(2,272)
Accounts payable	(569,993)	617,577
Commission payables	—	(126,315)
Accrued expense and other payables	91,181	1,519,318
Net (used in) / cash generated by operating activities	295,531	(320,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,496)	—
Disposal of subsidiaries, net of cash disposed	—	(75,389)
Acquisition of subsidiaries, net cash acquired	—	3,791,378
Net (used in) / cash generated by investing activities	(12,496)	3,715,989

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related parties	(411,858)	391,805
Proceeds from issuance of shares	100,000	—
Net cash generated by / (used in) financing activities	(311,858)	391,805

EFFECT OF EXCHANGE RATES ON CASH	3,404	(32,865)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,419)	3,754,345

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,791,378	37,033

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,765,959	$3,791,378

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Fintech Scion Limited (“the Company”) previously known as HWGC Holdings Limited, incorporated in Nevada.

The Company holds the following equity interests in its subsidiaries:

			Interest
No.	Name of subsidiary	Country of incorporation	2023%	2022%	Principal activities
1	FintechCashier Asia P.L.C., previously known as HWGG Capital P.L.C. (“FintechAsia”)	Malaysia	100	100	Money broking
2	HWG Cash Singapore Pte Ltd (“HCS”)	Singapore	55	55	Trading of digital assets
3	HWGC KZ Limited (“HKZ”)	Kazakhstan	100	100	Software development
4	Fintech Scion Limited (“Fintech”)	United Kingdom	100	100	Holding company and protection of Intellectual Property
5	Fintech Digital Solutions Limited (“FDS”)	United Kingdom	100	100	Digital payment services
6	Fintech Digital Consulting Limited (“FDC”)	United Kingdom	100	100	Technology provider and payment consulting
7	Aelora Sdn Bhd, previously known as Vitaxel Sdn Bhd (“ASB”)	Malaysia	—	—	Direct selling industry
8	Vitaxel Online Mall Sdn Bhd (“VOM”)	Malaysia	—	—	Online shopping platforms

The Company is previously engaged in direct selling industry and online shopping platform primarily through its operating entities in Malaysia. On December 30, 2022, the Company restructured after the consummation of two share exchange agreements and the disposal of ASB and VOM. The Company upon the restructuring, offers digital banking services by providing the tools, skills, and solutions to facilitate payment services to merchants, offering a variety of secured, online and fully managed transactions and settlements.

Restructuring Transactions

The following restructuring transactions has occurred during the year ended December 31, 2023 and 2022:

i.	Acquisition of FintechAsia
ii.	Acquisition of Fintech
iii.	Disposal of ASB and VOM

iv.	Acquisition of Assets and Termination

Acquisition of FintechAsia

On July 21, 2022, the Company entered into a share exchange agreement with FintechAsia. Prior to the consummation of the share exchange agreement, FintechAsia is also under the control of the Company’s management. Under this share exchange agreement, the Company is to acquire all issued and outstanding ordinary shares of FintechAsia in exchange for an aggregate of $55,000,000. The number of exchange shares were calculated based on $0.60 share price. The number of shares of common stock of the Company issued upon consummation of the share exchange agreement was 91,666,667 shares.

On November 15, 2022, the Company completed the acquisition of FintechAsia upon the consummation of the share exchange agreement with the shareholders of FintechAsia.

HCS and HKZ become the subsidiaries of the Company upon the completion of the acquisition of FintechAsia.

The acquisition of FintechAsia is accounted for as a reorganization of entities under common control. As a result, the Company measured the recognized assets and liabilities combined at their historical cost at the acquisition date. The difference between consideration paid and assets and liabilities received are presented as a component of equity; merger reserves and additional paid-in-capital.

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

Disposal of ASB & VOM

On December 30, 2022, the Company entered into a stock purchase agreement with Mr Leong Yee Ming, the previous director and CEO of the Company, and for the purposes of the assignment of certain intercompany debt.

Pursuant to the terms of the agreement, the Company sold to Mr Leong, all issued and outstanding shares of ASB and VOM, for an aggregate purchase price of RM4,500,002 (approximately $1,124,998). The purchase price was paid by Mr Leong’s assumption of a certain amount of intercompany debt owed by the Company to ASB.

Upon completion of the disposal, ASB and VOM ceased to be the subsidiary of the Company as at December 31, 2022. The disposal had the following financial effects on the Company for the year ended December 31, 2022:

	For the year ended December 31, 2022
	ASB	VOM	Total
Property, plant and equipment, net.	$11,824	$229	$12,053
Rights-of-use assets	13,854	—	13,854
Cash and cash equivalents	75,389	—	75,389
Other receivables, prepayments and other current assets	10,793	2,156	12,949
Other payables	(4,365,372)	(25,528)	(4,390,900)
Lease liabilities	(79,525)	—	(79,525)
Net liabilities disposed	$(4,333,037)	$(23,143)	(4,356,180)
Consideration received, satisfied in assignment of intercompany debt	(1,124,997)	(1)	(1,124,998)
Net gain on disposal of subsidiaries	$(5,458,034)	$(23,144)	$(5,481,178)

Acquisitions of Assets & Termination

On October 11, 2023, the Company entered into an Asset Conveyance Agreement (the “Purchase Agreement”) with CICO Digital Solutions Limited, a British Columbia company (“CICO” and a related party company that has a common control by a major shareholder of the Company). The Purchase Agreement provided for the acquisition by the Company of substantially all of the assets of CICO (the “Assets”) related to CICO’s business of providing a service platform and software application for payment services from CICO. As consideration for the transfer and sale of the Assets, the Company issued CICO 100,000,000 restricted shares of common stock of the Company, par value $0.001 per share (the “Shares”).

On December 27, 2023, the Company and CICO mutually and voluntarily agreed to unwind the transaction contemplated by the Purchase Agreement. Upon termination, each of the parties to the Purchase Agreement were relieved of their respective rights, liabilities, expenses and other obligations under the Purchase Agreement. In connection therewith, CICO transferred the Shares back to the Company for cancellation upon receipt. The Shares were cancelled and removed from the Company’s issued and outstanding shares of common stock on January 30, 2024.

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

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers. For the year ended December 31, 2023 and 2022, the Company wrote down $39,310 and $nil respectively, of its accounts receivable were written off as bad debts.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2023 and 2022, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Inventories

Inventories consist of finished goods and prepaid cards. Inventories are stated at lower of cost or net realizable value, with cost determined on a weighted-average method, and not to exceed net realizable value. The Company writes down its inventory balances for obsolete amounts estimated on an individual basis for the finished goods. For the year ended December 31, 2023 and 2022, the Company wrote down $nil and $nil respectively, of its inventories that have been obsolete.

Goodwill

Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. Potential impairment of a reporting unit is identified by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value. If a quantitative assessment is performed, the fair value of the reporting unit and the fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies. Significant assumptions are incorporated into our discounted cash flow analyses such as forecasted net sales, revenue growth rates, forecasted operating expenses and risk-adjusted discount rates. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded in the amount that the carrying value of the reporting unit exceeds the fair value. See Note 5 for more information regarding goodwill.

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

Revenue recognition

The primary source of our revenue is the transaction fees from financial payment and settlement services.

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

Research and Development Costs

Research and development (“R&D”) costs are charged to expense in the periods incurred. There were no expenditures incurred by the Company for research and development for the year ended December 31, 2023 and 2022.

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

Uncertain Tax Positions

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. As of December 31, 2023 and 2022, the Company recognized income tax of expense of $165,485 and $5,057 respectively.

Comprehensive income / loss

Comprehensive income / loss includes net gain/loss and cumulative foreign currency translation adjustments and is reported in the Consolidated Statement of Comprehensive Income or Loss.

Income / Loss per share

The income / loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the years ended December 31, 2023 and 2022, there was no dilutive effect due to net gain / loss.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3.	ACCOUNTS RECEIVABLES

Accounts receivable represent balances from:

(i)	transactions fees receivable generated from financial payment and settlement services;
(ii)	non-interest-bearing credit tokens issue to authorized agents.

Services billed are generally settled upon financial services has been rendered. Only limited clients are extended with credits.

As at December 31, 2023, we had accounts receivable of $59,974 solely derived from commissions receivables. During the year, the Company recognized bad debts of $39,310. As of December 31, 2022, accounts receivable balances of $1,792,195 mainly derived from commission receivable of $597,986 and non-interest-bearing credit tokens issued to authorized agents of $1,194,208.

The company has assessed the impairment and considers the remaining accounts receivable to be fully collectible, therefore no further impairment is necessary as at December 31, 2023.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	As of December 31, 2023	As of December 31, 2022

Other receivables (1)	$294,780	$949,430
Deposits (2)	$110,161	$87,805
Prepayments (3)	$4,510	$12,057
Common stock not paid (4)	$100,000	$—
	$509,451	$1,049,292

(1)	Other receivables primarily represent balances in liquidity solution providers.
(2)	Deposits represented payments for rental, utilities, and deposit payment to product suppliers.

(3)	Prepayments mainly consists of prepayment for insurance and IT related fees.

(4)	Common stock not paid consists of the shares issued to CICO as disclosed in Note 1: Organization And Business.

5.	Goodwill

The table below set forth the carrying amount of goodwill for the year ended December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022

Gross carrying amount	$—	$—
Acquired in business combination (1)	55,794,524	55,794,524
	55,794,524	55,794,524
Accumulated impairment	$—	$—
Impairment (2)	(39,136,871)	—
	—	—

Goodwill, net	$16,657,653	$55,794,524

(1)	Goodwill acquired during the year ended December 31, 2022 resulted from the acquisition of Fintech as disclosed in Note 1: Organization and business.

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

As of December 31, 2022

Property, plant and equipment, net.	$21,807
Intangible asset	59,803
Current assets	$7,239,547
Current liabilities	(4,870,094)
Net assets acquired	$2,451,063

(2)	The Company performs our annual test of goodwill impairment in the fourth quarter of every year. In connection with the annual goodwill impairment test in the fourth quarter of 2023, the Company estimated the fair value of our FintechAsia reporting unit using the income and market approaches. In the annual 2023 test, the FintechAsia reporting unit exceeded the carrying values by more than 50 percent. The Company performed a qualitative test on our FintechAsia reporting unit and concluded it was more likely than not the fair value of this reporting unit exceeded its carrying value. .

During the year ended December 31, 2023, the Company recorded a goodwill impairment charge of $39,136,871 in our FintechAsia reporting unit, primarily due to the surrendering of our credit token license and significant impacts on money broking transactional volume following the cryptocurrency market crash in 2022. Both significantly impacted forecasted cash flows used in our analysis. Moreover, operating expenses did not decline proportionally to revenue. In addition, inflationary pressures also caused our forecasted expenses to increase. Furthermore, our discounted cash flows utilized a higher risk-adjusted discount rate for the 2023 impairment test, primarily due to central banks raising interest rates in 2023 and increased country-specific risk due to macroeconomic factors.

The Company estimated the fair value of the FintechAsia reporting unit based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our FintechAsia reporting unit and considers differences between our reporting unit and the comparable companies.

In estimating the future cash flows of the FintechAsia reporting unit, the Company utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of the reporting units. The primary market input was revenue growth rates. These rates were based upon historical trends and estimated future growth drivers such as the money brokering, payment solutions, and white labelling growth rate. Significant company-specific inputs included assumptions regarding how the reporting unit could leverage operating expenses as revenue grows.

Under the guideline public company methodology, the Company took into consideration specific risk differences between our reporting unit and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations.

The Company used significant unobservable inputs within the income approach valuation method. These include the discount rate of 25.05% and the long-term growth rate of 1.50%. Significant increases (decreases) in growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

The Company will continue to monitor the fair value of our reporting units in our interim and annual reporting periods. If our estimated cash flows decrease, the Company may have to record further impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes the market, 2) our inability to achieve the estimated operating margins in our forecasts from our restructuring programs, cost saving initiatives, and other unforeseen factors, and 3) the weakening of foreign currencies against the U.S. Dollar. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values. Due to the significant carrying amount of goodwill recognized any further impairments may cause a significant adverse financial impact on the Company that could raise doubt about the Company’s ability to continue as a going concern.

6.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	As of December 31, 2023	As of December 31, 2022

Office equipment	$8,628	$7,067
Computer equipment	49,600	31,959
Furniture and fittings	4,824	4,501
Software and website	10,173	17,202
	73,225	60,729
Less: Accumulated depreciation	(34,625)	(21,867)
Balance at end of year	$38,600	$38,862

Depreciation expenses charged to the statements of loss and comprehensive loss for the years ended December 31, 2023 and 2022 were $12,758 and $7,569 respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	As of December 31, 2023	As of December 31, 2022

Provisions and accruals (1)	$319,939	$163,217
Others (2)	1,633,221	1,698,762
Balance at end of year	$1,953,160	$1,861,979

(1)	Provisions and accruals consists mainly of audit and accountancy fees and includes $52,000 of share options issued to directors during the year.
(2)	Other payables mainly consists of client funds.

8.	INCOME TAX

Income taxes consisted of U.S. income tax and foreign income tax, where foreign income tax consist of United Kingdom income tax and Malaysia income tax.

U.S. income tax rate is 21% (2022: 21%). Foreign income tax consist of United Kingdom income tax and Malaysia Income Tax. United Kingdom income tax rate is 25% (2022: 19%). Malaysia income tax rate is 24% (2022: 24%), however, due to FintechAsia enjoy preferential tax rate of 3% (2022: 3%) due to within the territory of Labuan, Malaysia.

Income taxes includes the following components:

	For the year ended
	December 31, 2023	December 31, 2022
United States	$55,692	$—
Foreign	109,793	5,057
Income tax recovery	$165,485	$5,057

The foreign income taxes derived from Malaysia income tax within territory of Labuan. No United Kingdom income taxes are provided due to sufficient tax credits in the UK subsidiaries for offsetting against its income taxes for the year ended December 31, 2023.

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

The disaggregation of revenue of the Company by geographical region is as follows:

	United Kingdom		Malaysia		Total
	2023	2022	2023	2022	2023	2022
Transaction fees	1,983,139	2,476,385	287,734	547,600	2,270,873	3,023,985
Other	—	—	149,311	60,294	149,311	60,294
Total revenue	1,983,139	2,476,385	437,045	607,894	2,420,184	3,084,279

10.	RELATED PARTY TRANSACTIONS

	As of December 31, 2023	As of December 31, 2022
Amount due from related parties
Ho Wah Genting Group Sdn Bhd (2)	$—	$799,094
HWG Fintech International Ltd (2)	—	497,841
Total Amount due from related parties	$—	$1,296,935

Amount due to related parties
Grande Legacy Inc. (1)	$—	$266,610
HWG Capital Inc. (3)	—	329,565
HWG Digital Investment Bank (Malaysia) P.L.C. (2)	—	1,596,825
Aelora Sdn Bhd (1)	—	23,933
Ho Wah Genting Group Sdn Bhd (2)	25,748	—
Shalom Dodoun (4)	727,624	246,900
Natalie Kastberg (5)	1,668	—
Total Amount due to related parties	$755,040	$2,463,833

The related party balances are unsecured, interest-free and repayable on demand.

(1)	During the year ended December 31, 2022, Aelora Sdn Bhd (“ASB” and previously known as “Vitaxel Sdn Bhd”) and Vitaxel Online Mall Sdn Bhd (“VOM”), which are dormant, have been disposed as part of the restructuring transactions as disclosed in Note 1: Organization and Business.

Both ASB and VOM are disposed to Mr Leong Yee Ming, a previous director and CEO of the Company, which also includes certain intercompany debt assignment. Upon completion of the disposal, related party balances that are outstanding relating to advances made by Grande Legacy Inc. (“GL”) and ASB are $nil and $nil respectively for the year ended December 31, 2023.

(2)	Dato’ Lim Hui Boon, the previous president of the Company, is the director of Ho Wah Genting Group Sdn Bhd (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company.

Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company, is a director in HWG Fintech International Ltd (“HWGFI”) and a previous director of HWGGSB and HWG Digital Investment Bank (Malaysia) P.L.C. (“HDIB”). HDIB is previously known as Ho Wah Genting Investment Bank (Labuan) P.L.C.

The amount due from HWGGSB and HWGFI as at December 31, 2023 and December 31, 2022, were advances made by the Company to HWGGSB and HWGFI. Whilst amount due to HDIB were advances made by HDIB to the Company.

(3)	Mr Leong Yee Ming, a previous director and CEO of the Company, is a director of HWG Capital Inc. (previously known as “GrandeLife Inc.”).

(4)

Mr Shalom Dodoun (“Mr Shalom”) was the previous director and CEO of the Company. The amount due to Mr Shalom as at December 31, 2023, were advances made by Mr Shalom to the Company. Mr Shalom agreed to grant the Company an unsecured Sterling term loan facility and the Company shall pay interest on the Loan at the rate of 6% per annum above Barclays Bank Rate.

(5)	Ms Natalie Kastberg (“Ms Kastberg”), is a current director of Fintech. The amount due to Ms Kastberg as at December 31, 2023, were advances made by Ms Kastberg to the Company.

(6)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer of the Company that are individually in excess of $100,000 annually:

	December 31, 2023	December 31, 2022
Directors & Officers
Shalom Dodoun – Previous Director, Chief Executive Officer of the Company	$287,138	$142,005
Richard Berman – Non-executive Director of the Company (7)	$100,000	$-

(7)	Mr Richard Berman (“Mr Berman”), is a current non-executive director of the Company.

11.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

Upon the successful uplisting of the Company to Nasdaq, Mr Richard Berman, the non-executive director of the Company, shall be rewarded with Company’s shares, up to a maximum of 1% of the Company’s market capitalization. The number of shares to be issued shall be calculated based on the market share price (as stated on Nasdaq) on the first closing date of the Company listed on Nasdaq.

12.	STOCKHOLDERS’ EQUITY

Common stocks

The Company’s authorized common stock is $0.001: 400,000,000 shares, with 298,742,643 shares issued and outstanding during the year ended December 31, 2023.

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

On November 15, 2022 and November 30, 2022, the Company issued 91,666,667 and 101,666,666 shares respectively for the acquisition of FintechAsia and acquisition of Fintech as disclosed in Note 1: Organization And Business. The total shares issued for the acquisitions totalled to 193,333,333.

On November 15, 2023, the Company issued 100,000,000 shares (the “Shares”) to CICO for the acquisition of assets as disclosed in Note 1: Organization And Business. The total issued and outstanding shares of the Company had increased to 298,742,643 shares.

On December 27, 2023, the Company and CICO mutually and voluntarily agreed to unwind the transaction. The Shares were cancelled and removed from the Company’s issued and outstanding shares of common stock on January 30, 2024, decreasing the total issued and outstanding shares of the Company to 198,742,643 shares.

Preferred stocks

On March 10, 2022, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of the Relative Rights and Preferences of The Redeemable Convertible Preferred Stock (the “Certificate of Designation”). Pursuant to the Certificate of Designation, the board of directors of the Company authorized the creation 25,000,000 shares of Redeemable Convertible Preferred Stock, par value $0.001 per share (the “RCPS”). The RCPS is ranked senior to all classes or series of the Company’s common stock and does not have any voting rights. However, the holders of the RCPS are entitled to receive, when declared by the board of directors, cumulative cash dividends at the rate of 6% per annum on each $1.00 per RCPS. Commencing on the date of issuance, the dividends on the RCPS shall accrue and be cumulative, payable annually in arrears on the 30th business day on each anniversary of the issue date. Dividends will accumulate whether or not the Company has earnings or whether funds are legally available or declared by the Board, and no interest will be payable on any dividends which may be in arrears. Each share of RCPS shall be convertible into one share of common stock of the Company, upon the Board approving the initiation of the listing process to list the shares of the Company on any stock exchange, or upon the written approval of the Company. The Company may also, at its option, redeem the RCPS for cash at a redemption price of $1.00 per share plus any accumulated and unpaid dividends thereon. Notwithstanding, all outstanding RCPS shall be redeemable by the Company on the second anniversary of the issuance date thereof.

No issuance of RCPS has occurred as of December 31, 2023. In the scenario of issuance of RCPS, the changes will be as follows:

	December 31, 2023			December 31, 2022
RCPS issuance scenario	30%	50%	100%	30%	50%	100%

SELECTED CONDENSED COMBINED BALANCE SHEET DATA:
Cash and cash equivalents	$11,265,959	16,265,959	28,765,959	11,291,378	16,291,378	28,791,378
Total assets	$28,578,344	33,578,344	46,078,344	71,325,261	76,325,261	88,825,261
Total liabilities	$2,755,862	2,755,862	2,755,862	4,943,467	4,943,467	4,943,467
Total stockholders’ equity	$25,822,482	30,822,482	43,322,482	66,381,794	71,381,794	83,881,794

13.	SUBSEQUENT EVENTS

Following the financial year end, the 100,000,000 shares that were issued to CICO for the acquisition of assets as disclosed in Note 1: Organization And Business, were cancelled and removed from the Company’s issued and outstanding shares of common stock on January 30, 2024. The total issued and outstanding shares of the Company will be reduced to 198,742,643 shares on January 30, 2024.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Lim Chun Hoo, our Chief Executive Officer (“CEO"), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a)	ensuring that the management of each subsidiary pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

b)

exercising the rights as the CEO of Company to oversee all internal control’s function, instruct amendment to policy and procedures, carry out internal control audit and other necessary means on each of the subsidiary to ensure that it is consistent with the Securities Exchange Act of 1934;

c)	provide reasonable assurance by involving in the subsidiary’s material decision-making process that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

d)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. All material acquisition and disposal of subsidiary’s asset shall be approved by the board of director of the Company.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree goodwill of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2023. Based upon their participation in that evaluation, the CEO concluded that the disclosure controls and procedures were effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

Resignation of Shalom Dodoun

On December 27, 2023, the Board accepted the resignation of Shalom Dodoun, the Chief Executive Officer of the Company, effective immediately (the “Separation Date”). Mr. Dodoun also resigned from the Board as of the Separation Date. Mr. Dodoun’s resignation was not the result of any disagreement with the Company relating to its operations, policies or practices. In connection with Mr. Dodoun’s resignation from the Board, effective as of the Separation Date, the Board approved a reduction in the size of the Board to three directors.

Appointment of Chief Executive Officer & Chief Financial Officer

On December 27, 2023, the Board appointed Lim Chun Hoo as Chief Executive Officer of the Company. Mr. Lim previously served as Chief Financial Officer of the Company since November 2022 and is a member of the Board. The Board also appointed Colin Ellis as Chief Financial Officer of the Company. Mr. Ellis had served as a non-executive director of the Company since February 2023 and transitioned to an executive director upon his appointment as Chief Financial Officer of the Company.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this Annual Report on Form 10-K, the names and ages of the current Board of Directors of the Company, our executive officers and the principal offices and positions held by each person.

Name	Age	Position(s)
Lim Chun Hoo	34	Chief Executive Officer & Director
Colin Ellis	62	Chief Financial Officer & Director
Richard Berman	81	Director

Lim Chun Hoo (Mr. Lim) has been Director of our Company since November 21, 2022 and was appointed as Chief Executive Officer of the Company on December 27, 2023. Mr. Lim had previously served as our CFO since February 23, 2023. He is the director of FintechCashier Asia P.L.C. (formally known as HWGG Capital P.L.C.) (“FintechAsia”), a wholly-owned subsidiary of the Company. From May, 2020 to April, 2022, he served as a director in an investment bank company, HWG Digital Investment Bank (Malaysia) P.L.C. From November, 2020 to August, 2022, he served as a director under Fintech Bank Limited. He also served as a director of Ho Wah Genting Holiday Sdn Bhd from November, 2014 until October, 2021. From August, 2013 to May, 2014, he was Senior Share Investment Executive at Public Bank Berhad. In August, 2010, he joined PT Ho Wah Genting, Indonesia as a business analyst, and served as an assistant of vice president from December, 2011 until August, 2013. Mr. Lim received a Bachelor of Arts (Honors) in Finance and Investment Management from the University of Northumbria, Newcastle-upon-Tyne, United Kingdom in 2010. Mr. Lim has 6 years of experience in the global fintech industry, especially in the Asia.

Colin Ellis (Mr. Ellis) has been a Director of our Company since February 23, 2023 and was appointed Chief Financial Officer of the Company on December 27, 2023. He is the Senior Partner of Anstey Bond LLP, a London firm of chartered accountants, which he founded in January 2011. Mr. Ellis has a well-developed background in international corporate finance, having served as Auditor and Advisor to UK companies listed on the London Stock Exchange and Alternative Investment Market (AIM), along with other junior market-listed public companies, including entities in the Mining and Innovation Technology sectors. Mr. Ellis holds several directorships and provides financial knowledge for a range of companies, from start-ups to public companies.

Richard Berman (Mr. Berman) has been a Director of our Company since February 23, 2023 and serves as Chairman of the Compensation Committee. Mr. Berman’s business career spans over 40 years of venture capital, senior management and merger & acquisitions experience. Mr. Berman has served as a director and/or officer of over a dozen public and private companies. From 2006 to 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. Mr. Berman is currently a director of five publicly traded companies: Cryoport, Inc., Comsovereign Holding Corp., BioVie, Inc., Context Therapeutics Inc. (where he is Chairman) and Genius Group Limited. Mr. Berman also serves as Audit Committee Chairman for Cryoport Inc., Biovie Inc. and Genius Group Limited. Mr. Berman also served as a director of Cuentas, Inc. from 2018 through 2022. Over the last decade he has served on the board of six companies that have reached over $1 billion in market capitalization – Cryoport, Advaxis, EXIDE, Internet Commerce Corporation, Strategic Funding Source, Inc. (Kapitus) and Ontrak (Catasys). Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Family Relationships

There are no other family relationships among any of our officers or directors.

Arrangements between Officers and Directors

Except as set forth in this Annual Report on Form 10-K, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Board Diversity Matrix

Our Board is committed to promoting diversity on our Board of Directors. We have surveyed our current directors and asked each director to self-identify their race, ethnicity and gender using one or more of the below categories. The results of this survey are included in the matrix below.

Board Diversity Matrix
Total Number of Directors	3
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	—	3	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	2	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Changes in Nominating Procedures.

None.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table contains compensation information for our past and present executive officers for the years ended December 31, 2023 and 2022:

Name & Principal Position	Year	Salary	Bonus	Stock In Lieu of Cash Bonus	Equity Incentive Plan Grants	Other	Total
Previous Executive Officers
Shalom Dodoun	2023	$165,659	$–	$–	$–	$47,786	$213,445
(Previous CEO)	2022	$142,005	$–	$–	$–	$–	$142,005

Employment Agreements

None.

Outstanding Equity Awards as of December 31, 2023

None.

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2023.

	Equity Compensation Plans
	Number of securities issued under the Plans	Number of securities remaining available For Future Issuance
Equity compensation plans approved by security holders	—	—
Equity compensation plans not approved by security holders	310,029	43,438,499
Total	310,029	43,438,499

Director Compensation

The Company accrued or paid compensation to its directors for serving in such capacity, as shown in the table below.

Director	Year	Option Awards	Restricted Stock Unit Awards	Fees Earned or Paid in Cash		Total
Lim Chun Hoo	2023	$–	$–	$38,876		$38,876
Colin Ellis	2023	$–	$–	$24,000	(1)	$24,000
Richard Berman	2023	$–	$–	$100,000		$100,000

(1) The $24,000 was the consultancy fee paid by the Company to Mr Ellis for the year ended December 31, 2023.

2023 Omnibus Equity Incentive Plan

Our board of directors and stockholders approved the 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) on November 16, 2023, under which we may grant equity incentive awards in order to attract, motivate and retain the talent who are expected to make important contributions to the Company. The material terms for the 2023 Plan are summarized below.

Types of Awards. The 2023 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Items described above in the Section called “Shares Available; Certain Limitations” are incorporated herein by reference.

Administration. The 2023 Plan will be administered by the Board, or if the Board does not administer the 2023 Plan, any committee of the Board or any other committee or subcommittee of the Board that complies with the applicable requirements of Section 16 of the Securities Exchange Act of 1934 (“Exchange Act”), as amended from time to time, and any other applicable legal or stock exchange listing requirements (each of the Board, or such committee or such subcommittee, the “plan administrator”). The plan administrator may interpret the 2023 Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the 2023 Plan.

The 2023 Plan permits the plan administrator to select the eligible recipients who will receive awards, to determine the terms and conditions of those awards, including, but not limited to, the exercise price or other purchase price of an award, the number of shares of common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, and to amend the terms and conditions of outstanding awards.

Restricted Stock and Restricted Stock Units. Restricted stock and RSUs may be granted under the 2023 Plan. The plan administrator will determine the purchase price, vesting schedule and performance goals, if any, and any other conditions that apply to a grant of restricted stock and RSUs. If the restrictions, performance goals or other conditions determined by the plan administrator are not satisfied, the restricted stock and RSUs will be forfeited. Subject to the provisions of the 2023 Plan and the applicable award agreement, the plan administrator has the sole discretion to provide for the lapse of restrictions in installments.

Unless the applicable award agreement provides otherwise, participants with restricted stock will generally have all of the rights of a stockholder; provided that dividends will only be paid if and when the underlying restricted stock vests. RSUs will not be entitled to dividends prior to vesting, but may be entitled to receive dividend equivalents if the award agreement provides for them. The rights of participants granted restricted stock or RSUs upon the termination of employment or service to us will be set forth in the award agreement.

Options. Incentive stock options and non-statutory stock options may be granted under the 2023 Plan. An “incentive stock option” means an option intended to qualify for tax treatment applicable to incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Code”). A “non-statutory stock option” is an option that is not subject to statutory requirements and limitations required for certain tax advantages that are allowed under specific provisions of the Code. A non-statutory stock option under the 2023 Plan is referred to for federal income tax purposes as a “nonqualified” stock option. Each option granted under the 2023 Plan will be designated as a nonqualified stock option or an incentive stock option. At the discretion of the plan administrator, incentive stock options may be granted only to our employees, employees of our “parent corporation” (as such term is defined in Section 424(e) of the Code) or employees of our subsidiaries.

The exercise period of an option may not exceed ten years from the date of grant and the exercise price may not be less than 100% of the fair market value of a share of common stock on the date the option is granted (110% of fair market value in the case of incentive stock options granted to ten percent (10%) shareholders). The exercise price for shares of common stock subject to an option may be paid in cash, or as determined by the plan administrator in its sole discretion, (i) through any cashless exercise procedure approved by the plan administrator (including the withholding of shares of common stock otherwise issuable upon exercise), (ii) by tendering unrestricted shares of common stock owned by the participant, (iii) with any other form of consideration approved by the plan administrator and permitted by applicable law or (iv) by any combination of these methods. The option holder will have no rights to dividends or distributions or other rights of a stockholder with respect to the shares of the Company’s common stock subject to an option until the option holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant’s termination of employment or service, the participant may exercise his or her option (to the extent vested as of such date of termination) for such period of time as specified in his or her option agreement.

Stock Appreciation Rights.

SARs may be granted either alone (a “Free-Standing SAR”) or in conjunction with all or part of any option granted under the 2023 Plan (a “Related Right”). A Free-Standing SAR will entitle its holder to receive, at the time of exercise, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the base price of the Free-Standing SAR (which shall be no less than 100% of the fair market value of the related shares of common stock on the date of grant) multiplied by the number of shares in respect of which the SAR is being exercised. A Related Right will entitle its holder to receive, at the time of exercise of the SAR and surrender of the applicable portion of the related option, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the exercise price of the related option multiplied by the number of shares in respect of which the SAR is being exercised. The exercise period of a Free-Standing SAR may not exceed ten years from the date of grant. The exercise period of a Related Right will also expire upon the expiration of its related option.

The holder of a SAR will have no rights to dividends or any other rights of a shareholder with respect to the shares of the Company’s common stock subject to the SAR until the holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant’s termination of employment or service, the holder of a SAR may exercise his or her SAR (to the extent vested as of such date of termination) for such period of time as specified in his or her SAR agreement.

Other Stock-Based Awards. The plan administrator may grant other stock-based awards under the 2023 Plan, valued in whole or in part by reference to, or otherwise based on, shares of common stock. The plan administrator will determine the terms and conditions of these awards, including the number of shares of common stock to be granted pursuant to each award, the manner in which the award will be settled, and the conditions to the vesting and payment of the award (including the achievement of performance goals). The rights of participants granted other stock-based awards upon the termination of employment or service to us will be set forth in the applicable award agreement. In the event that a bonus is granted in the form of shares of common stock, the shares of common stock constituting such bonus shall, as determined by the plan administrator, be evidenced in uncertificated form or by a book entry record or a certificate issued in the name of the participant to whom such grant was made and delivered to such participant as soon as practicable after the date on which such bonus is payable. Any dividend or dividend equivalent award issued under the 2023 Plan shall be subject to the same restrictions, conditions and risks of forfeiture as apply to the underlying award.

Equitable Adjustment and Treatment of Outstanding Awards Upon a Change in Control

Equitable Adjustments. In the event of a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase, reorganization, special or extraordinary dividend or other extraordinary distribution (whether in the form of common shares, cash or other property), combination, exchange of shares, or other change in corporate structure affecting our common stock, an equitable substitution or proportionate adjustment shall be made in (i) the aggregate number and kind of securities reserved for issuance under the 2023 Plan, (ii) the kind and number of securities subject to, and the exercise price of, any outstanding options and SARs granted under the 2023 Plan, (iii) the kind, number and purchase price of shares of common stock, or the amount of cash or amount or type of property, subject to outstanding restricted stock, RSUs and other stock-based awards granted under the 2023 Plan and (iv) the terms and conditions of any outstanding awards (including any applicable performance targets). Equitable substitutions or adjustments other than those listed above may also be made as determined by the plan administrator. In addition, the plan administrator may terminate all outstanding awards for the payment of cash or in-kind consideration having an aggregate fair market value equal to the excess of the fair market value of the shares of common stock, cash or other property covered by such awards over the aggregate exercise price, if any, of such awards, but if the exercise price of any outstanding award is equal to or greater than the fair market value of the shares of common stock, cash or other property covered by such award, the plan administrator may cancel the award without the payment of any consideration to the participant. With respect to awards subject to foreign laws, adjustments will be made in compliance with applicable requirements. Except to the extent determined by the plan administrator, adjustments to incentive stock options will be made only to the extent not constituting a “modification” within the meaning of Section 424(h)(3) of the Code.

Change in Control. The 2023 Plan provides that, unless otherwise determined by the plan administrator and evidenced in an award agreement, employment, services or other agreement, if a “change in control” (as defined below) occurs and a participant is employed by, or otherwise providing services to the Company or any of its affiliates immediately prior to the consummation of the change in control, then the plan administrator, in its sole and absolute discretion, may (i) provide that any unvested or unexercisable portion of an award carrying a right to exercise will become fully vested and exercisable; and (ii) cause the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any award granted under the 2023 Plan to lapse, and the awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved at target performance levels. The plan administrator shall have discretion in connection with such change in control to provide that all outstanding and unexercised options and SARs shall expire upon the consummation of such change in control.

For purposes of the 2023 Plan, a “change in control” means, in summary, the occurrence of any of the following events: (i) a person or entity becomes the beneficial owner of more than 50% of our voting power; (ii) an unapproved change in the majority membership of our Board; (iii) a merger or consolidation of us or any of our subsidiaries, other than (A) a merger or consolidation that results in our voting securities continuing to represent 50% or more of the combined voting power of the surviving entity or its parent and our Board immediately prior to the merger or consolidation continuing to represent at least a majority of the Board of the surviving entity or its parent or (B) a merger or consolidation effected to implement a recapitalization in which no person is or becomes the beneficial owner of our voting securities representing more than 50% of our combined voting power; or (iv) shareholder approval of a plan of our complete liquidation or dissolution or the consummation of an agreement for the sale or disposition of substantially all of our assets, other than (A) a sale or disposition to an entity, more than 50% of the combined voting power of which is owned by our shareholders in substantially the same proportions as their ownership of us immediately prior to such sale or (B) a sale or disposition to an entity controlled by our Board. However, a change in control will not be deemed to have occurred as a result of any transaction or series of integrated transactions following which our stockholders, immediately prior thereto, hold immediately afterward the same proportionate equity interests in the entity that owns all or substantially all of our assets.

Tax Withholding

Each participant will be required to make arrangements satisfactory to the plan administrator regarding payment of up to the maximum statutory tax rates in the participant’s applicable jurisdiction with respect to any award granted under the 2023 Plan, as determined by us. We have the right, to the extent permitted by applicable law, to deduct any such taxes from any payment of any kind otherwise due to the participant. With the approval of the plan administrator, the participant may satisfy the foregoing requirement by either electing to have us withhold from delivery of shares of common stock, cash or other property, as applicable, or by delivering already owned unrestricted shares of common stock, in each case, having a value not exceeding the applicable taxes to be withheld and applied to the tax obligations. We may also use any other method of obtaining the necessary payment or proceeds, as permitted by applicable law, to satisfy our withholding obligation with respect to any award.

Amendment and Termination of the 2023 Plan

The 2023 Plan provides our Board with authority to amend, alter or terminate the 2023 Plan, but no such action may impair the rights of any participant with respect to outstanding awards without the participant’s consent. The plan administrator may amend an award, prospectively or retroactively, but no such amendment may materially impair the rights of any participant without the participant’s consent. Shareholder approval of any such action will be obtained if required to comply with applicable law. The 2023 Plan will terminate on the tenth anniversary of the Effective Date (although awards granted before that time will remain outstanding in accordance with their terms).

Clawback

If the Company is required to prepare a financial restatement due to the Company’s material non-compliance with any financial reporting requirement under the securities law, then the plan administrator may require any Section 10D-1(d) of the Exchange Act “executive officer” to repay or forfeit to us that part of the cash or equity incentive compensation received by that Section 10D-1(d) executive officer during the preceding three completed fiscal years that the plan administrator determines was in excess of the amount that such Section 10D-1(d) executive officer would have received had such cash or equity incentive compensation been calculated based on the restated amounts reported in the restated financial statement. The plan administrator may take into account any factors it deems reasonable in determining whether to seek recoupment of previously paid cash or equity incentive compensation and how much of such compensation to recoup from each Section 10D-1(d) executive officer (which shall be made irrespective of any fault, misconduct or responsibility of each Section 10D-1(d) executive officer). The amount and form of the incentive compensation to be recouped shall be determined by the plan administrator in its sole and absolute discretion, and calculated on a pre-tax basis.

Shares Available Under the 2023 Plan.

The maximum number of shares of common stock (the “Common Stock”) that may be issued to participants under the 2023 Plan is 39,748,528, subject to adjustment for certain corporate changes affecting the shares, such as stock splits.

As of December 31, 2023, there were no Common Stock issued pursuant to the 2023 Plan.

2016 Equity Incentive Plan

Our Board of Directors adopted, and our stockholders approved, our 2016 Equity Incentive Plan (the “2016 Plan”) on January 18, 2016, which provides for the issuance of incentive awards to officers, key employees, consultants and directors. The material terms of the 2016 Plan are summarized below.

Administration of the 2016 Plan.

 The 2016 Plan is administered by our board of directors. Our board of directors may delegate any or all of its powers under the 2016 Plan to one or more committees or subcommittees of the board (a “Committee”). All references in the 2016 Plan to the “Board” shall mean our board of directors or a Committee of our board of directors to the extent that the board’s powers or authority under the 2016 Plan have been delegated to such Committee. The Board shall have authority to grant awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the 2016 Plan as it shall deem advisable. The Board may correct any defect, supply any omission or reconcile any inconsistency in the 2016 Plan or any award in the manner and to the extent it shall deem expedient to carry the 2016 Plan into effect and it shall be the sole and final judge of such expediency. All decisions by the Board shall be made in the Board’s sole discretion and shall be final and binding on all persons having or claiming any interest in the 2016 Plan or in any award thereunder. No director or person acting pursuant to the authority delegated by the Board shall be liable for any action or determination relating to or under the 2016 Plan made in good faith.

Eligibility Participants.

The 2016 Plan authorizes the grant of stock options, restricted stock, restricted stock units and/or other stock-based awards to employees, officers, directors, individual consultants and advisors of the Company. The Board determines, in its sole discretion, who will receive awards under the 2016 Plan. Notwithstanding anything in the 2016 Plan or any award documentation to the contrary, for so long as the Company has elected Subchapter S status under Section 1362 of the Internal Revenue Code of 1986, as amended, no award shall be granted or exercised, as the case may be, if the result of such grant or exercise would result in the termination of such Subchapter S status, unless such grant or exercise, as the case may be, is consented to by all stockholders of the Company. Any such purported grant or exercise of an award that does not comply with the foregoing shall be void and have no legal force or effect and shall not be recognized on the books of the Company as effective.

Shares Available Under the 2016 Plan.

The maximum number of shares of common stock (the “Common Stock”) that may be issued to participants under the 2016 Plan was 1,000,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2016 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2016 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2016 Plan.

In June 2017, the Company effectuated a 1:100 reverse stock split, resulting in 10,000,000 shares of our Common Stock being reserved for issuance under the 2016 Plan. In December 2017, the Company increased number of shares of our Common Stock reserved for issuance under the 2016 Plan to 40,000,000. In March 2022, the Company effectuated a 1:10 reverse stock split, resulting in 4,000,000 shares of our Common Stock reserved for issuance under the 2016 Plan.

As of December 31, 2023, there were an aggregate of 3,689,971 shares of Common Stock remaining eligible for issuance pursuant to the 2016 Plan.

U.S. Federal Income Tax Consequences

The following is a summary of certain United States federal income tax consequences of awards under the 2023 Plan. It does not purport to be a complete description of all applicable rules, and those rules (including those summarized here) are subject to change. The following summary does not discuss state, local or non-U.S. tax consequences.

Nonqualified Stock Options

A participant who has been granted a nonqualified stock option will not recognize taxable income upon the grant of a nonqualified stock option. Rather, at the time of exercise of such nonqualified stock option, the participant will recognize ordinary income for income tax purposes in an amount equal to the excess of the fair market value of the shares of common stock purchased over the exercise price. We generally will be entitled to an income tax deduction at such time and in the same amount that the participant recognizes ordinary income (subject to possible limitations imposed by the Code). Any gain or loss on the participant’s subsequent disposition of the shares will generally be taxable as long-term or short-term capital gain or loss (if the shares are a capital asset of the participant) depending upon the length of time such shares were held by the participant. We do not receive a tax deduction for any subsequent capital gain realized by the participant.

Incentive Stock Options

In general, no taxable income is realized by a participant upon the grant of an incentive stock option (“ISO”). If shares of common stock are purchased by a participant, or option shares, pursuant to the exercise of an ISO granted under the 2023 Plan and the participant does not dispose of the option shares within the two-year period after the date of grant or within one year after the receipt of such option shares by the participant, such disposition a disqualifying disposition, then, generally (1) the participant will not realize ordinary income upon exercise and (2) upon sale of such option shares, any amount realized in excess of the exercise price paid for the option shares will be taxed to such participant as capital gain (or loss). We are not entitled to any deduction under these circumstances. The amount by which the fair market value of the common stock on the exercise date of an ISO exceeds the purchase price generally will constitute an item which increases the participant’s “alternative minimum taxable income.” If option shares acquired upon the exercise of an ISO are disposed of in a disqualifying disposition, the participant generally would include in ordinary income in the year of disposition an amount equal to the excess of the fair market value of the option shares at the time of exercise (or, if less, the amount realized on the disposition of the option shares), over the exercise price paid for the option shares. Subject to certain exceptions, an option generally will not be treated as an ISO if it is exercised more than three months following termination of employment. If an ISO is exercised at a time when it no longer qualifies as an ISO, such option will be treated as a nonqualified stock option as discussed above. In general, we will receive an income tax deduction at the same time and in the same amount (subject to possible limitations imposed by the Code) as the participant recognizes ordinary income.

Stock Appreciation Rights

A participant who is granted a SAR generally will not recognize ordinary income upon receipt of the SAR. Rather, at the time of exercise of such SAR, the participant will recognize ordinary income for U.S. federal income tax purposes in an amount equal to the value of any cash received and the fair market value on the date of exercise of any shares of common stock received. We generally will be entitled to a tax deduction at such time and in the same amount, if any, that the participant recognizes as ordinary income. The participant’s tax basis in any shares of common stock received upon exercise of a SAR will be the fair market value of the shares of common stock on the date of exercise, and if the shares are later sold or exchanged, then the difference between the amount received upon such sale or exchange and the fair market value of such shares on the date of exercise will generally be taxable as long-term or short-term capital gain or loss (if the shares are a capital asset of the participant) depending upon the length of time such shares were held by the participant.

Restricted Stock

A participant generally will not be taxed upon the grant of restricted stock, but rather will recognize ordinary income in an amount equal to the excess of the fair market value of the shares of common stock at the earlier of the time the shares become transferable or are no longer subject to a substantial risk of forfeiture (within the meaning of the Code) over the amount paid for such shares (if any). We generally will be entitled to a deduction at the time when, and in the amount that, the participant recognizes ordinary income on account of the lapse of the restrictions. A participant’s tax basis in the shares of common stock will equal their fair market value at the time the restrictions lapse, and the participant’s holding period for capital gains purposes will begin at that time. Any cash dividends paid on the shares of common stock before the restrictions lapse will be taxable to the participant as additional compensation and not as dividend income, unless the individual has made an election under Section 83(b) of the Code. Under Section 83(b) of the Code, a participant may elect to recognize ordinary income at the time the restricted shares are awarded in an amount equal to their fair market value at that time, notwithstanding the fact that such stock is subject to restrictions or transfer and a substantial risk of forfeiture. If such an election is made, no additional taxable income will be recognized by such participant at the time the restrictions lapse, the participant will have a tax basis in the shares of common stock equal to their fair market value on the date of their award, and the participant’s holding period for capital gains purposes will begin at that time. The election under Section 83(b) of the Code must be made within 30 days from the time the restricted shares are issued. We generally will be entitled to a tax deduction at the time when, and to the extent that, ordinary income is recognized by such participant.

Restricted Stock Units

In general, the grant of RSUs will not result in income for the participant or in a tax deduction for us. Upon the settlement of such an award in cash or shares of common stock, the participant will recognize ordinary income equal to the aggregate value of the payment received, and we generally will be entitled to a tax deduction at the same time and in the same amount.

Other Awards

With respect to other stock-based awards, generally when the participant receives payment in respect of the award, the amount of cash and/or the fair market value of any shares of common stock or other property received will be ordinary income to the participant, and we generally will be entitled to a tax deduction at the same time and in the same amount.

Section 162(m) Limitation.

In general, under Section 162(m) of the Code, income tax deductions of publicly held corporations may be limited to the extent total compensation (including base salary, annual bonus, stock option exercises and nonqualified benefits) for covered employees exceeds $1.0 million (less the amount of any “excess parachute payments” as defined in Section 280G of the Code) in any taxable year of the corporation. Under the Tax Cuts and Jobs Act, the term “covered employee” now includes any individual who served as the chief executive officer or chief financial officer at any time during the taxable year and the three other most highly compensated officers for the taxable year, whether or not employed at year-end. Once an individual becomes a covered employee, that individual will remain a covered employee for all future years, including after termination or death.

New Plan Benefits

Future grants under the 2023 Plan will be made at the discretion of the plan administrator and, accordingly, are not yet determinable. In addition, benefits under the 2023 Plan will depend on a number of factors, including the fair market value of our common stock on future dates and the exercise decisions made by participants. Consequently, at this time, it is not possible to determine the future benefits that might be received by participants receiving discretionary grants under the 2023 Plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 15, 2024, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of the named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 15, 2024, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The percentage of ownership is based on 198,742,643 shares of common stock outstanding on March 15, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 15, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Fintech Scion Limited, 2 Portman Street, W1H 6DU, London, United Kingdom.

	Number of Shares	Percentage of Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Lim Chun Hoo(1)	29,581,570	14.88%
Colin Ellis(2)	—	—
Richard Berman(3)	—	—
All Officers and Directors as a Group (3 persons)	29,581,570	14.88%
5% or Greater Stockholders
Shalom Dodoun(4)	83,257,354	41.89%

(1)	Mr. Lim is the CEO, Secretary and Director of the Company, and the director of FintechAsia, a wholly-owned subsidiary of the Company.
(2)	Mr. Ellis is the CFO and Director of the Company.
(3) (4)	Mr. Berman is the Director of the Company. Mr. Dodoun is the previous CEO and Director of the Company.

ITEM 13. Certain Relationships and Related Transactions

The following is a description of transactions or series of transactions since January 1, 2022 or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2023 and 2022, and in which any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

Amounts due from Related Parties

For the years ended December 31, 2023 and 2022, the total amounts due from related parties were $nil and $ 1,296,935, respectively. These advances were unsecured, non-interest bearing and due on demand. The breakdown of certain amount due from related parties are as below:

Dato’ Lim Hui Boon, the previous president of the Company who resigned in February 2023, is the director of Ho Wah Genting Group Sdn Bhd (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company. As of December 31, 2023, and 2022, the amount due from HWGGSB were $nil and $799,094, respectively.

Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company, is also the director of HWG Fintech International Ltd (“HWGFI”). As of December 31, 2023, and 2022, the amount due from HWGFI were $nil and $497,841, respectively.

Amounts Due to Related Parties

For the years ended December 31, 2023 and 2022, the total amounts due to related parties were $746,330 and $2,463,833 respectively. These advances were unsecured, non-interest bearing and due on demand. The breakdown of certain amount due to related parties are as below:

Mr Leong Yee Ming, the previous CEO, CFO, secretary and director of the Company who resigned in February 2023, is also 1) a director of Grande Legacy Inc. (“GL”), and the amount due to GL for the years ended December 31, 2023 and 2022 were $nil and $266,610, respectively; 2) a director of HWG Capital Inc. (“HWG Capital” and previously known as GrandeLife Inc.), and the amount due to HWG Capital for the years ended December 31, 2023 and 2022 were $nil and $329,565 respectively; 3) a director of Aelora Sdn Bhd (“ASB” and previously known as Vitaxel Sdn Bhd), a previous subsidiary of the Company, and the amount due to ASB for the years ended December 31, 2023 and 2022 were $nil and $23,933 respectively.

Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company, is also a previous director of HWG Digital Investment Bank (Malaysia) P.L.C. (“HDIB”). As of December 31, 2023, and 2022, the amount due to HDIB were $nil and $1,596,825, respectively.

Dato’ Lim Hui Boon, the previous president of the Company who resigned in February 2023, is the director of Ho Wah Genting Group Sdn Bhd (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company. As of December 31, 2023, and 2022, the amount due to HWGGSB were $25,748 and $nil, respectively.

For the years ended December 31, 2023 and 2022, the amount due to Shalom Dodoun, the previous CEO and director of the Company, were $718,914 and $246,900, respectively.

For the years ended December 31, 2023 and 2022, the amount due to Ms Natalie Kastberg, the director of Fintech, were $1,668 and $nil, respectively.

ITEM 14. Principal Accountant Fees and Services.

	2023	2022

Audit fees	$90,000	$62,500
Audit related fees	30,000	$58,000
Tax fees	—	—
All other fees	—	—
Total	$120,000	$120,500

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1) Financial Statement Schedule: None.

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on January 5, 2015)

3.2	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on January 8, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 11, 2016)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on January 5, 2015)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on March 2, 2022 (incorporated by reference to Exhibit 3.4 from the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

3.5	Certificate of Designation of the Relative Rights and Preferences of the Redeemable Convertible Preferred Stock filed with the Nevada Secretary of State on March 10, 2022 (incorporated by reference to Exhibit 3.4 from the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2022)

4.1	Description of Common Stock

10.1	Registrant’s 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.2	Consulting Agreement, dated November 1, 2015, between Vitaxel and Leong Yee Ming (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.3	Travel Agency Services Contract dated November 1, 2015 between Vitaxel SDN BHD and Ho Wah Genting Holiday SDN BHD (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2016)

10.11	License Agreement by and between Vitaxel Group Limited and Vitaxel Private Limited dated August 6, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 11, 2016)

10.12	License Agreement by and between Vitaxel Group Limited and Vitaxel Corp (Thailand) Ltd. dated August 15, 2016, as amended on August 21, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2016)

10.13	Share Sale Agreement among Lim Hui Sing, Leong Yee Ming, Vitaxel Sdn. Bhd. And Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2017)

10.14	Agreement among Lim Hui Song, Leong Yee Ming, Vitaxel Sdn. Bhd. and Vitaxel Group Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.15	Grande Agreement dated as of January 5, 2017 between Vitaxel Group Limited and Grande Legacy Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 22, 2018)

10.16	Termination and Release Agreement between Vitaxel Group Limited and Grande Legacy Inc., a British Virgin Island Company, dated as of December 5, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 7, 2018)

10.17	Consulting Agreement Renewal dated August 1, 2020 between Vitaxel SDN BHD and Leong Yee Ming

10.18	Amendment 1 to Consulting Agreement Renewal dated September 1, 2020 between Vitaxel SDN BHD and Leong Yee Ming

10.19	Amendment 2 to Consulting Agreement Renewal dated March 1, 2021 between Vitaxel SDN BHD and Leong Yee Ming

21.1	Subsidiaries of the Registrant

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – the cover age of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL.

* Filed herewith.

ITEM 16. 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of April, 2024.

FINTECH SCION LIMITED

By:	/s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
April 5, 2024
/s/ Lim Chun Hoo	Chief Executive Officer & Director (Principal Executive Officer)
Lim Chun Hoo
April 5, 2024
/s/ Colin Ellis	Chief Financial Officer & Director (Principal Financial and Accounting Officer)
Colin Ellis

/s/ Richard Berman	Director	April 5, 2024
Richard Berman