Form 10-K/A
period 2023-12-31
Fintech Scion Ltd
filed 2024-05-09
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment No. 1”) amends the Annual Report to Form 10-K for the fiscal year ended December 21, 2023 originally filed on April 5, 2024 (the “Original Filing”) by Fintech Scion Limited, a Nevada corporation (“Fintech,” the “Company,” “we,” or “us”), which inadvertently included the wrong audit report from Pan-China Singapore PAC. We are filing this Amendment No. 1 solely to include the correct audit report from Pan-China Singapore PAC as of December 31, 2023 (the “Audit Report”).

Other than the Audit Report, there are no other changes to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, respectively, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Fintech Scion Ltd

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fintech Scion Ltd (the Company) as of December 31, 2023 and 2022, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flow for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the result of its operations and its cash flow for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States.

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

Pan-China Singapore PAC (6255)

Chartered Accountants

Singapore

May 9,2024 except for the amendment of typo regarding inclusion of year 2022 in the audit report dated April 5, 2024 which is superseded.

We have served as the Company’s auditor since 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of May, 2024.

FINTECH SCION LIMITED

By:	/s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lim Chun Hoo	Chief Executive Officer & Director	May 9, 2024
Lim Chun Hoo	(Principal Executive Officer)

/s/ Colin Ellis	Chief Financial Officer & Director	May 9, 2024
Colin Ellis	(Principal Financial and Accounting Officer)

/s/ Richard Berman	Director	May 9, 2024
Richard Berman