Form 10-K/A
period 2023-12-31
Fintech Scion Ltd
filed 2024-05-10
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 2 to Form 10-K (this “Amendment No. 2”) amends the Annual Report to Form 10-K for the fiscal year ended December 31, 2023 originally filed on April 5, 2024 (the “Original Filing”) by Fintech Scion Limited, a Nevada corporation (“Fintech,” the “Company,” “we,” or “us”), which inadvertently included the wrong audit report from Pan-China Singapore PAC. On May 9, 2024, we filed Amendment No. 1 to Form 10-K (the “Amendment No. 1”) to include the correct audit report from Pan-China Singapore PAC as of December 31, 2023 (the “Audit Report”).

We are filing this Amendment No. 2 to amend Item 15 of Part IV, solely to include, as Exhibits 31.1, 31.2 and 32.1, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) and 13a-14(b) under the Exchange Act of 1934 (the “Exchange Act”). by Rule 13a-14(b) under the Exchange Act

Other than the Audit Report and the filing of related certifications added to the list of Exhibits in Item 15 of Part IV, this Amendment No.2 makes no other changes to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, respectively, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Form 10-K.

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

We have served as the Company’s auditor since 2021

ITEM 15. Exhibits, Financial Statement Schedules.

(b) Exhibits

The exhibits listed in the Original Filing and the exhibits listed below in this Amendment are filed with, or incorporated by reference in, this report.

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May, 2024.

FINTECH SCION LIMITED

By:	/s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lim Chun Hoo	Chief Executive Officer & Director	May 10, 2024
Lim Chun Hoo	(Principal Executive Officer)

/s/ Colin Ellis	Chief Financial Officer & Director	May 10, 2024
Colin Ellis	(Principal Financial and Accounting Officer)

/s/ Richard Berman	Director	May 10, 2024
Richard Berman