Form 10-K/A
period 2023-12-31
Fintech Scion Ltd
filed 2024-05-16
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 3 to Form 10-K (this “Amendment No. 3”) amends the Annual Report to Form 10-K for the fiscal year ended December 31, 2023 originally filed on April 5, 2024 (the “Original Filing”) by Fintech Scion Limited, a Nevada corporation (“Fintech,” the “Company,” “we,” or “us”), which inadvertently included the wrong audit report from Pan-China Singapore PAC.

We are filing this Amendment No. 3 to include the correct audit report from Pan-China Singapore PAC as of December 31, 2023 (the “Audit Report”) and to amend Item 15 of Part IV, solely to include, as Exhibits 31.1, 31.2 and 32.1, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) and 13a-14(b) under the Exchange Act of 1934 (the “Exchange Act”). by Rule 13a-14(b) under the Exchange Act

Other than the Audit Report and the filing of related certifications added to the list of Exhibits in Item 15 of Part IV, this Amendment No.3 makes no other changes to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, respectively, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 3 should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Form 10-K.

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

CONSOLIDATED BALANCE SHEET

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

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common stock		Additional paid-in	Merger	Accumulated gain /	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	reserves	(deficit)	income / (loss)	interest	equity
Balance, December 31, 2020	54,087,903	$5,409	$4,749,798	$—	$(9,576,061)	$87,592	$—	$(4,733,262)
Net loss	—	—	—	—	(22,758)	—	—	(22,758)
Foreign currency translation adjustment	—	—	—	—	—	170,055	—	170,055
Balance, December 31, 2021	54,087,903	$5,409	$4,749,798	$—	$(9,598,819)	$257,647	$—	$(4,585,965)
Net income	—	—	—	—	5,918,970	—	—	5,918,970
Reverse stock split	(48,678,593)	—	—	—	—	—	—	—
Issuance of stock	193,333,333	193,334	—	—	—	—	—	193,334
Acquisition of subsidiaries	—	—	113,389,440	(55,000,000)	—	—	3,330	58,392,770
Reserve release upon disposal of subsidiaries	—	—	(1,345,603)	—	—	—	—	(1,345,603)
Reverse merger recapitalization	—	—	(5,022,637)	—	5,022,637	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	308,288	—	308,288
Balance, December 31, 2022	198,742,643	$198,743	$111,770,998	$(55,000,000)	$1,342,788	$565,935	$3,330	$58,881,794
Net income	—	—	—	—	(40,661,803)	—	(913)	(40,662,716)
Foreign currency translation adjustment						3,404		3,404
Issuance of stock	100,000,000	100,000						100,000
Balance, December 31, 2023	298,742,643	$298,743	$111,770,998	$(55,000,000)	$(39,319,015)	$569,339	$2,417	$18,322,482

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(40,662,716)	$5,918,970
Items not involving cash:
Depreciation and amortization of– property, plant and equipment and right-of-use assets	37,853	37,471
Gain on disposal of subsidiaries	—	(5,481,178)
Impairment on goodwill	39,136,871	—
Changes in operating assets and liabilities:
Accounts receivables	1,732,221	(1,792,195)
Other receivables, prepayments and other current assets	539,842	(1,011,960)
Inventories	(9,728)	(2,272)
Accounts payable	(569,993)	617,577
Commission payables	—	(126,315)
Accrued expense and other payables	91,181	1,519,318
Net (used in) / cash generated by operating activities	295,531	(320,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,496)	—
Disposal of subsidiaries, net of cash disposed	—	(75,389)
Acquisition of subsidiaries, net cash acquired	—	3,791,378
Net (used in) / cash generated by investing activities	(12,496)	3,715,989

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to) / proceed from related parties	(411,858)	391,805
Proceeds from issuance of shares	100,000	—
Net cash generated by / (used in) financing activities	(311,858)	391,805

EFFECT OF EXCHANGE RATES ON CASH	3,404	(32,865)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,419)	3,754,345

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,791,378	37,033

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,765,959	$3,791,378

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Fintech Scion Limited (“the Company”) previously known as HWGC Holdings Limited, incorporated in Nevada.

The Company holds the following equity interests in its subsidiaries:

			Interest
No.	Name of subsidiary	Country of incorporation	2023%	2022%	Principal activities
1	FintechCashier Asia P.L.C., previously known as HWGG Capital P.L.C. (“FintechAsia”)	Malaysia	100	100	Money broking
2	HWG Cash Singapore Pte Ltd (“HCS”)	Singapore	55	55	Trading of digital assets
3	HWGC KZ Limited (“HKZ”)	Kazakhstan	100	100	Software development
4	Fintech Scion Limited (“Fintech”)	United Kingdom	100	100	Holding company and protection of Intellectual Property
5	Fintech Digital Solutions Limited (“FDS”)	United Kingdom	100	100	Digital payment services
6	Fintech Digital Consulting Limited (“FDC”)	United Kingdom	100	100	Technology provider and payment consulting
7	Aelora Sdn Bhd, previously known as Vitaxel Sdn Bhd (“ASB”)	Malaysia	—	100(1)	Direct selling industry
8	Vitaxel Online Mall Sdn Bhd (“VOM”)	Malaysia	—	100(1)	Online shopping platforms

(1)	ASB and VOM were disposed by the Company on December 30, 2022.

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

Goodwill is calculated based on the excess in purchase consideration as compared to the fair value of the Company. The acquisition date fair value is $58,245,587 (97,075,997 x $0.60). In order to arrive at the fair value of the Company, fair value adjustments have been made on inventories and related party balances. The estimated fair value of the Company identifiable net assets after fair value adjustments is as follows

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

The Company will continue to monitor the fair value of our reporting units in our interim and annual reporting periods. If our estimated cash flows decrease, the Company may have to record further impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes the market, 2) our inability to achieve the estimated operating margins in our forecasts from our restructuring programs, cost saving initiatives, and other unforeseen factors, and 3) the weakening of foreign currencies against the U.S. Dollar. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values. Due to the significant carrying amount of goodwill recognized, any further impairment may cause a significant adverse financial impact on the Company that could raise doubt about the Company’s ability to continue as a going concern.

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

(5)	Ms Natalie Kastberg (“Ms Kastberg”), is a current director of Fintech. The amount due to Ms Kastberg as at December 31, 2023, were advances made by Ms Kastberg to the Company.

(6)	Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer of the Company that are individually in excess of $100,000 annually:

	December 31, 2023	December 31, 2022
Directors & Officers
Shalom Dodoun – Previous Director, Chief Executive Officer of the Company	$287,138	$142,005
Richard Berman – Non-executive Director of the Company (7)	$100,000	$—

(7)	Mr. Richard Berman (“Mr. Berman”), is a current non-executive director of the Company.

11.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

Upon the successful uplisting of the Company to Nasdaq, Mr. Richard Berman, the non-executive director of the Company, shall be rewarded with Company’s shares, up to a maximum of 1% of the Company’s market capitalization. The number of shares to be issued shall be calculated based on the market share price (as stated on Nasdaq) on the first closing date of the Company listed on Nasdaq.

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

Following the financial year end, the 100,000,000 shares (10,000,000 shares, as adjusted for the 1-for-10 reverse split) that were issued to CICO for the acquisition of assets as disclosed in Note 1: Organization And Business, were cancelled and removed from the Company’s issued and outstanding shares of common stock on January 30, 2024. The total issued and outstanding shares of the Company will be reduced to 198,742,643 (19,874,265 shares, as adjusted for the 1-for-10 reverse split) shares on January 30, 2024.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2024.

FINTECH SCION LIMITED

By:	/s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lim Chun Hoo	Chief Executive Officer & Director	May 16, 2024
Lim Chun Hoo	(Principal Executive Officer)

/s/ Colin Ellis	Chief Financial Officer & Director	May 16, 2024
Colin Ellis	(Principal Financial and Accounting Officer)

/s/ Richard Berman	Director	May 16, 2024
Richard Berman