Form 10-K/A
period 2023-12-31
Fintech Scion Ltd
filed 2024-08-28
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 4)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 000-55685

FINTECH SCION LIMITED
(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

M Floor & 1st Floor No. 33 Jalan Maharajalela 50150, Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

+603 9226 0908

(Registrant’s telephone number, including area code)

Portman House, 2 Portman Street

London, W1H 6DU

United Kingdom

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

198,742,643 shares of common stock were issued and outstanding as of August 15, 2024.

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 4 to Form 10-K (this “Amendment No. 4”) amends the Annual Report to Form 10-K of Fintech Scion Limited, a Nevada corporation (“Fintech,” the “Company,” “we,” or “us”) for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2024 (the “Original Filing”). This Amendment is being filed for the purpose of making clarifications to our disclosure in response to the comment letter received from the staff of the SEC dated June 11, 2024 in connection with the staff’s review of the Original Filing and to restate our financial statements as of and for the year ended December 31, 2023 and 2022.

Except as otherwise indicated herein, this Form 10-K/A does not reflect events occurring after the date of the Original Filing or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing. For the convenience of the reader, this Form 10-K/A presents the Original Report in its entirety, subject to the changes described below. The following items have been amended and restated as a result of the restatement:

●	Cover Page

●	Part I - Item 1 - Business

●	Part I - Item 1A - Risk Factors

●	Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II - Item 8 - Consolidated Financial Statements and Supplementary Data

●	Part II - Item 9A - Controls and Procedures

●	Part IV - Item 15(b) - Exhibits

●	Signature Page

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) we are also filing new certifications by the Company’s Principal Executive Officer and Principal Financial and Accounting Officer are filed herewith as Exhibit 31.1, 31.2 and 32.1, respectively, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Description of Restatement

On June 11, 2024, the staff of the SEC issued a comment letter to our Form 10-K for the fiscal years ended December 31, 2023 and 2022 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to the statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for the period from January 1, 2022 to November 30, 2022. In the light of this SEC Staff Statement, the Board of Directors, after discussion with management, has determined that the financial statements previously filed with the SEC should be restated to reflect the recognition of the results of operation for the acquisition of Fintech.

In connection with the restatement, management has re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023 and 2022. As a result of that assessment, management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2023 and 2022, due to a material weakness in our internal control over financial reporting. See Part II, Item 9A, “Controls and Procedures.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K/A contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K/A only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K/A or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K/A, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K/A that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K/A will be deemed to modify or supersede such statements in this Annual Report on Form 10-K/A.

This Annual Report on Form 10-K/A may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART I.

ITEM 1. Business

Overview

Fintech Scion Limited (“Fintech Scion”, the “Company”, “we”, “our”, or “us”) is a fintech enterprise poised to revolutionize the financial landscape through our digital Banking-as-a-Service (BaaS) platform. Our mission is to empower merchants by furnishing them with an integrated suite of tools, skills, and solutions that streamline payment services, unlocking a realm of secure, online, and fully managed transactions and settlements. We currently operate through our wholly-owned subsidiaries based in Malaysia and the United Kingdom.

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

Our current clientele encompasses an array of enterprises and organizations, spanning varied sectors, including, but not limited to the management consultancy services, development of software and programming activities, e-commerce, tours and entertainment operations, information technology and investment banking all with a common objective: to minimize the intricacies and costs associated with fund transfers. We extend our services to online businesses, providing comprehensive solutions encompassing payment collection, cross-border transactions, FX services, and corporate bank accounts.

Our cutting-edge payments platform boasts a comprehensive suite of integrated payment products and services tailored to various channels–be it in-store, online, or through mobile and tablet interfaces. This suite encompasses end-to-end payment processing for an array of payment types, merchant acquiring and issuing, diverse methods of mobile and contactless payments, and QR code-based solutions. Complementary software integrations, virtual international bank account numbers (IBAN), integrated mobile point-of-sale (POS) solutions, risk management tools, and robust reporting and analytics capabilities augment our platform’s offerings.

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

Our revenue streams encompass processing fees based on payment volumes, a hybrid model featuring fixed transaction fees and monthly charges, and diverse layers that allow us to cross-sell services and nurture lasting client relationships. Currently, we derive all our revenues from our operating subsidiaries based in Malaysia and the United Kingdom. For the fiscal year ended December 31, 2023, we recorded revenue of $2,420,184, with 81.9% of such revenue being derived from our operating subsidiaries in the United Kingdom and the remaining 18.1% from our Malaysian subsidiaries. We also recognized a net loss of $40,662,716 during the fiscal year ended December 31, 2023, primarily resulting from an impairment loss of $39,136,871 (see Note 5 to the consolidated financial statements for a discussion of the Company’s Goodwill).

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

On December 30, 2022, we entered into a stock purchase agreement with Mr. Leong Yee Ming, the previous Chief Executive Officer of the Company (the “Purchaser”), pursuant to which the Company sold to the Purchaser all issued and outstanding shares of Aelora Sdn Bhd (“ASB” and formerly known as Vitaxel Sdn Bhd) and Vitaxel Online Mall Sdn Bhd (“Vionmall”, and together with ASB, the “Former Subsidiaries”). The Company sold the Former Subsidiaries for an aggregate purchase price of RM4,500,002 (the “Purchase Price”), with RM4,500,000 allocated for the purchase price of ASB and RM2 for the purchase of Vionmall. The Purchase Price was paid by the Purchaser’s assumption of a certain amount of intercompany debt owed by the Company to ASB. Pursuant to the terms of the agreement, the Company and ASB assigned, and the Purchaser’s assumed, that portion of intercompany debt equal to the Purchase Price and in full satisfaction of the Purchase Price. Following the completion of the disposal of the Former Subsidiaries to the Purchaser on the same day, ASB and Vionmall ceased to be the subsidiaries of the Company as of December 30, 2022.

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

*HWGC KZ Limited and HWG Cash Singapore Ptd Ltd. are dormant.

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

Our PSP service provides an intermediary payment platform to facilitate efficient payment transactions between merchants. Users of our PSP platform have the ability to initiate payment to a supplier, or collect payment from a customer. These payments are processed through our banks with all fund movement reflected in the user’s individualized e-wallet. Our PSP service offers both merchant and supplier users the flexibility to choose their preferred currency when initiating and collecting payment, respectively. We collect a fee from a user’s e-wallet for each completed transaction. Therefore, users must have sufficient funds to complete each payment transaction and pay our fee prior to being able to complete the transaction.

Users have the option of utilizing our PSP services through an already established API operating system, e-mail and mobile messaging services, or in tandem with our Business Accounts service as more fully described below.

2.	Business Accounts: Our specialized business account services extend across diverse industries and currencies, offering tailored solutions to corporate entities. We assist our clients in establishing and managing corporate accounts, ensuring they can seamlessly operate on a global scale, irrespective of their sector.

Our Business Account services establish the operating system needed to utilize our PSP service platform, including use of our e-wallet feature allowing users to monitor funds, track payment transactions in real time and review transaction history. Users of our Business Accounts services experience our full payment service ecosystem to seamlessly integrate our PSP service platform and operating system to maximize the potential customer experience. We charge an annual fee for our Business Accounts services.

3.	SEPA & SWIFT Payments: Our proficient settlement services encompass SEPA and SWIFT payments, enabling swift and secure fund transfers for merchants and business clients across international banks. Our streamlined process involves efficient inter-account fund transfers, culminating in the issuance of SWIFT or SEPA payments.

Our PSP service platform utilizes SEPA and SWIFT payments through our partner banks to carry out all payment transactions. We do not currently have direct access to SEPA or SWIFT payments and rely on our bank partners to utilize these services to ensure our customers experience smooth and secure transfers of funds.

We do not charge an additional fee for incoming or outgoing SEPA or SWIFT payment services as the fee is included in our PSP service fees. We absorb all fees charged by our partner bank for use of SEPA or SWIFT payments.

4.	Foreign Exchange (FX) Conversion: Through strategic partnerships, we provide foreign exchange payment solutions, facilitating seamless currency conversion for clients. Whether it’s settling invoices, processing payrolls, or making payments for goods and services, our FX conversion services ensure seamless and efficient transactions.

Our FX conversion services provide foreign currency conversion services for our customers. Through third party brokers, users of our PSP services or Business Accounts services are able to exchange currency, provided they have the sufficient balance in their e-wallet of in our designated bank account to fund the conversion transaction.

We require users of our FX conversion services to inform us of the currency they intend to convert, at which point we determine the fees associated with such conversion, including the exchange rate fee, our fee and other transaction-related fees such as bank charges. Upon the user’s agreement to the total fee amount, we instruct our brokers to carry out the exchange. These transactions typically take 1-2 days, but may take as long as one week depending on the customer requests or a disagreement on the exchange rate.

Our customers are not required to register with our brokers to utilize our FX conversion services, as the brokers work with us directly. Our fees are fixed and do not include mark-up fees on the exchange rate. Any mark-up fees on the exchange rate would be added by our brokers and passed on to the customers.

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

Integrated Solutions and Advanced Capabilities

Our Merchant Payment Ecosystem (MPE) is grounded in rigorous Know-Your-Customer (KYC) protocols and fortified by robust fraud and risk management tools. Certified compliance with the European Union’s General Data Protection Regulation (GDPR) and the Payment Card Industry Data Security Standard (PCI DSS) Level 1 underscores our commitment to safeguarding sensitive data. Operating at the nexus of multiple currencies and nations, we seamlessly facilitate payment services, encompassing transactions, payouts, and settlements.

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

Our payment ecosystem comprises essential components that collaborate seamlessly to facilitate secure and efficient electronic transactions. These integral elements collectively underpin businesses’ ability to accept and process electronic payments from customers. Whether provided by a Payment Services Provider (PSP) as an integrated solution or crafted in-house by merchants, these components are essential building blocks within the payment landscape:

1.	Payment Gateway: Serving as a crucial bridge, the payment gateway connects a merchant’s website or mobile app to the payment processor. This pivotal link ensures that customers can make secure transactions using their credit or debit cards, thus enabling seamless and safe payment experiences.

2.	Payment Processor: The heartbeat of the payment process, the payment processor assumes the pivotal role of orchestrating the actual payment transactions. It encompasses the full spectrum of tasks, from authorizing the transaction to settling it with the customer’s bank or financial institution, culminating in the successful completion of the payment.

3.	Fraud Detection and Prevention: These vigilant components stand guard against fraudulent activities, functioning as a protective shield for both merchants and customers. By meticulously scrutinizing transactions and adhering to industry regulations, these components ensure the integrity and security of each payment.

4.	Risk Management: A robust risk management framework is integral to navigating the complexities of electronic payments. These components proactively manage and mitigate risks associated with electronic transactions, including challenges such as chargebacks and potential fraud. By fostering a secure environment, risk management safeguards the payment ecosystem’s stability.

5.	Payment Methods: Diverse and adaptable, payment methods encompass a spectrum of options that customers can leverage to initiate transactions. Ranging from credit and debit cards to e-wallets and bank transfers, this versatility empowers customers with convenient choices for conducting transactions.

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

c)	Banking Layer: FintechCashier’s technology extends to our Banking Layer, where we seamlessly integrate virtual bank accounts into our payment offerings. This strategic augmentation encompasses both “pay-in” and “pay-out” solutions, catering to diverse corporate needs. For “pay-in” scenarios, our system facilitates effortless fund collection from both individuals and corporate entities, accommodating various payment methods such as traditional bank transfers, credit or debit card payments, and popular online platforms like PayPal. Conversely, our “pay-out” capabilities empower businesses to efficiently disburse funds to their clients, whether they are individuals or corporations. Our automated onboarding process ensures merchants can swiftly access bank accounts and payment processing, streamlining operations and enhancing efficiency.

These pivotal layers form the cornerstone of FintechCashier’s holistic approach, aimed at harnessing the full potential of the market. By offering a comprehensive spectrum of efficient payment services, we empower our customers with a range of benefits, including:

●	Currency Support and Optimized FX Conversion: Seamlessly supporting multiple currencies and optimizing foreign exchange conversion, we enable businesses to transcend geographic boundaries and operate on a global scale.

●	Multilingual Support: Our platform’s multilingual capabilities create avenues to explore new markets, fostering expansion opportunities for our clients.

●	Always-On Management Portal: Anchored by high availability, cloud-based architecture, and real-time performance, our user-friendly management portal ensures uninterrupted service continuity, cultivating customer loyalty.

●	Comprehensive Reporting and Analysis: Clients gain access to robust reporting tools, enabling them to monitor service performance, support cash flow analysis for various transaction types, and manage chargeback and retrieval disputes.

●	Experienced Team Support: Our seasoned team provides unparalleled support, guiding clients through the intricacies of the payment landscape.

●	Efficient Onboarding and Integration: Through a unified platform, we expedite onboarding and integration processes, enabling swift deployment of new services without hindrances or budgetary constraints.

●	Secured Accessibility: Clients enjoy secure access to our services through a built-in portal, ensuring the confidentiality and integrity of sensitive information.

●	Hosted Payment Page (HPP): Our platform’s integration of a hosted payment page streamlines the checkout process, facilitating “one-click-checkout” simplicity.

Our competitive edge as a comprehensive payment hub eliminates the need for customers to seek disparate service providers. We cater to every facet of merchants’ payment solution requirements, providing an encompassing gateway to manage operations and relationships. Services like KYC and AML compliance, customer relationship management (CRM), transaction monitoring, and comprehensive reporting stand testament to our commitment to ensuring seamless, secure, and efficient payment solutions for merchants across diverse industries.

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

Operational Excellence and Support Services

Our operational infrastructure is meticulously crafted to deliver unparalleled customer experiences across the entire payment ecosystem. Our suite of operations and support services encompasses:

●	Merchant Underwriting: Our adept merchant underwriting team meticulously evaluates applications and assesses risks for new merchants. By focusing on markets with high card-present volume and minimal fraud and chargeback losses, our underwriting strategy offers low-risk profile merchants an expedited activation, augmenting their customer journey.

●	Merchant Onboarding and Activation: Through our user-friendly web-based portal, business proprietors can swiftly sign up for a merchant account. For enterprises, our dedicated merchant onboarding and activation team collaborates closely with partners to facilitate a seamless transition from sales to implementation and activation. Our streamlined process and automated approvals enable rapid and frictionless onboarding, empowering us and our partners with accelerated speed-to-market. In fact, even the most intricate and sizable merchants can be onboarded within a mere 48 hours of application submission.

●	Merchant Training: We furnish merchants with comprehensive training materials through a dedicated department and content delivery platform, ensuring their adept utilization of our offerings.

●	Merchant Risk Management: Our vigilant risk management operations entail ongoing monitoring of merchant accounts. Supported by dedicated security and regulatory assistance (including compliance support, vulnerability scanning, system monitoring, and breach aid), our systems are configured to automatically surveil activities warranting heightened scrutiny. This proactive approach mitigates losses attributed to fraud and defaults.

●	Merchant Support: Operating round the clock, seven days a week, 365 days a year, our merchant support team is unwavering in its dedication to addressing merchant inquiries. Whether pertaining to systems integration or technical solutions, our team delivers expert customer support. Additionally, our cadre of merchant account specialists guides merchants through the entire payment acceptance journey, from onboarding to settlements and reporting. With a resolute focus on swift issue resolution, we provide unparalleled payment expertise and support, reducing repeat calls and enhancing operational efficiency.

●	Software Integrations and Compliance Management: A dedicated team of engineers and technical support staff oversees software integrations and ensures full compliance with security and regulatory requisites. This encompasses support for PCI and Payment Application Data Security Standard compliance, along with system integration and configuration guidance.

●	Partner Support: Our committed support teams collaborate closely with software providers to address inquiries or issues pertaining to the integration of our products and solutions into their software suites. We strive for comprehensive issue resolution by harmonizing relevant departments, optimizing partner support. We also extend assistance in resolving matters encompassing our partners’ entire merchant portfolio or incidents affecting individual merchants.

●	Partner Services: Through our partner-centric customer relationship management system, partners can track the real-time activation progress of new merchant accounts. This comprehensive system empowers partners to monitor their merchant portfolio, encompassing commissions, residual payments, and even support interactions, all in a precise and real-time manner. Automation has been seamlessly woven into these processes to ensure an impeccable experience and heightened financial efficiency.

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

Our overarching strategy encompasses the following elements:

●	Robust Software Model: We are dedicated to crafting a robust software model that aligns seamlessly with the diverse requirements of businesses of varying scales.

●	Flexibility in Product Offerings: Flexibility remains at the core of our product offerings, allowing us to tailor custom solutions that precisely cater to our clients’ unique needs.

●	Market Leadership and Innovation: As a market leader, we are deeply attuned to the evolving marketplace. Continuous research and development will be an integral part of our approach, allowing us to integrate cutting-edge products into our business portfolio and remain ahead of industry trends.

●	FintechCashier’s Vision: Our vision for FintechCashier is centered on empowering merchants worldwide to expand their businesses. This will be achieved through state-of-the-art payment technology coupled with financial services that are transparent and free of hidden costs. Our motto is encapsulated in the mantra “One Application, One Integration, Pay as You GO.”

Our business cases are compelling, with clear value propositions for various segments:

●	SMEs: Simplifying global payment acceptance through a single integration, streamlining operations and enhancing their growth prospects.

●	Fintechs: Amplifying the capabilities of fintech companies, enabling them to construct more robust and scalable products.

●	PSPs/Card Acquirers: Elevating these entities into more accessible providers, offering a comprehensive platform with over 280 API integrations and simplified onboarding processes.

Value Addition to Customers

We augment the value for our customers in the following ways:

●	SMEs: Simplifying global payment acceptance through a single integration, reducing operational complexity.

●	Fintechs: Enabling the expansion of their offerings, leading to the creation of more advanced and scalable products.

●	PSPs/Card Acquirers: Transforming these entities into easily accessible providers with a comprehensive platform, streamlined onboarding, and extensive API integrations.

Marketing Approach

Our marketing initiatives encompass a diverse range of channels, ensuring broad and effective outreach:

●	Direct Sales: Our direct sales team employs a multifaceted approach, encompassing techniques like cold calling, networking, and in-person presentations. They are driven to generate leads and secure sales, while also nurturing customer relationships and collecting feedback to inform product development.

●	Social Media: Our marketing team fosters brand awareness on prominent social media platforms, including Facebook, Twitter, and LinkedIn, enabling us to reach a vast audience.

●	Website and Mobile Optimization: A meticulously optimized website and mobile interface are designed to enhance user experience, foster easy navigation, and improve search engine visibility.

●	Adwords and Online Advertising: We leverage pay-per-click (PPC) advertising, cost-per-thousand advertising, and site-targeted advertising to effectively promote our offerings through text, banner, and rich-media ads.

●	Partnerships: Collaborations with established banks and financial institutions serve as a conduit to reach a broad spectrum of businesses annually.

●	Affiliate Program: An affiliate program with a commission-based structure is designed to attract new customers through affiliates, expanding our customer base.

Industry Opportunity

We believe the fintech industry is attractive for a number of reasons:

●	Large Total Addressable Market: The financial services industry represents a significant part of the economy. According to a research report by The Business Research Company, a global market research and consulting firm, the financial services market has experienced significant growth in recent years. The firm anticipates that the market will continue to expand, projecting a growth from $31.1 trillion in 2023 to $33.5 trillion in 2024, with a compound annual growth rate (“CAGR”) of 7.7%. Furthermore, it is forecasted to reach $44.9 trillion by 2028, with a CAGR of 7.6%.

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

We believe FaaS has tremendous growth potential with its ability to bridge the gap between traditional legacy structures and next-generation technology. We predict both financial and non-financial companies will continue to adopt FaaS in effort to improve financial processes, reduce human intervention and increase personalization.

In a recently published Financial Services Global Market Report 2024 published by The Business Research Company, it is predicted that the global financial services market will grow from $31.14 trillion in 2023 to $44.93 trillion in 2028 (CAGR 7.6%).

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

We believe our three layer diversified approach in the payment space minimizes our reliance on any one market to to best position our growth opportunities.

●	Technology Layer – Payment Gateway Market – according to an April 2024 report published by MarketandMarkets Research Pvt. Ltd, there was a market size of$23.3 billion in 2023 and is expected to grow to $28.8 billion by 2029, with a CAGR of 12.9%.
●	Banking Layer – Digital Payment Market – According to an October 2023 report published by MarketandMarkets Research Pvt. Ltd, there was a market size of $111.2 billion in 2023 and is expected to grow to 193.7 billion by 2028, with a CAGR of 11.8%.

●	Payment Layer – Payment Processing Market – According to an July 2023 report published by MarketandMarkets Research Pvt. Ltd, there was a market size of $103.2 billion in 2023 and is expected to grow to $160.0 billion by 2028, with a CAGR of 9.2%.

The below table summarizes these market opportunities:

	2023	2028	2029	CAGR
Payment Gateway Market	$23.3 billion	-	$48.4 billion	12.96%
Digital Payment Market	$111.2 billion	$193.7 billion	—	11.80%
Payment Processing Solutions Market	$103.2 billion	$160.0 billion	—	9.2%

We believe we will be able to maintain and even increase our market share revenues over the next two to three years based on the expected growth of the overall market.

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

The competitive landscape across the three layers are shown in the table:

Layer	Market Sector	Competitors
Technical	Payment Gateway Market	Crassula, Contis, Mambu, Sblock
Payments	Payment Processing Market	Nuvei, Worldpay, Checkout, Ayden
Banking	Digital Payment Market	Solaris Bank, Tide Mollie, Revolut, Marqueta

We believe our market opportunity is demonstrated by a number of recent transactions completed by our competitors throughout the three layers outlined above. With respect to the technical layer, in a December 2021 Series E funding round, Mambu raised $265.7 million, for a company valuation of $5.4 billion post-money. With respect to the banking layer, our competitor Revolut, cites a $33 billion market cap while another competitor, Marqueta is valued today at nearly $3.7 billion.

Unlike many players in the market FintechCashier is not exclusively focused on payments. By targeting different layers, it can provide full solutions for customers covering all their payment needs.

Combining all layers under one platform, FintechCashier solution creates a greater market opportunity and potential for increasing market penetration.

The following direct competitors have been identified:

a)	Simplex – Fully regulated as a financial institution, Simplex processes credit card payments with a 100% fraud protection guarantee – in case of a fraud chargeback, the merchant gets paid by Simplex. Utilizing its cutting-edge fraud prevention solution and AI technology, Simplex blocks fraudulent users and allows legitimate users to complete payments, thereby, increasing conversion rates and enabling merchants to focus on their business growth. In today’s banking echo-system Crypto-related businesses are underserved. Simplex enables personal individuals and businesses to get an EU IBAN account for their banking activity having all the necessary payment account functions.
b)	SafeCharge – mission is to unleash the transformational capabilities of modern payments technology for merchants; putting them in control and empowering them to achieve more. SafeCharge has developed the industry’s first Native+ Payments Engine. Native, because it has been built from the ground-up as a platform to cover the full payment value chain, providing merchants with all the benefits of an end-to-end secure payment processing solution. It enables a connection to other payment and risk management partners.

c)	Rapyd – claims to offer the fastest way to power local payments anywhere in the world, enabling companies across the globe to access markets quicker than ever before. By utilizing Rapyd’s payments network and FinTech-as-a-Service platform, businesses and consumers engage in local and cross-border transactions in any market. The Rapyd platform is unifying fragmented payment systems worldwide by bringing together 900-plus payment methods in over 100 countries.

FintechCashier believes it can compete with these and other providers in the industry by virtue of:

a)	Offering a faster solution – the onboarding offered by FintechCashier is much quicker than other systems. It is optimized to allow clients to deploy in a minimum of time, with less hassle, enabling them to focus on their business rather than back office activities.
b)	High level of service – FintechCashier is more flexible and more client centric, with the ability to respond quickly and personally, and to have the ability to make changes and create new applications to meet client needs.
c)	FintechCashier understands that small businesses will often grow into large enterprises and it has a strong interest in nurturing clients as their businesses grow. Our user-friendly and professional team is always on hand to answer questions and provide professional and responsive support, before, during and after sign up.
d)	Competitive pricing – FintechCashier’s priority is to be highly competitive in pricing, as it understands that its’ clients are price sensitive.
e)	FintechCashier has the capability to incorporate additional features to cater to the evolving requirements of its clients. Recognizing that businesses undergo changes, FintechCashier actively listens to customer needs and adapts by either providing tailored solutions or integrating a comprehensive range of services into its offerings. This flexibility empowers clients to incorporate or switch features as their businesses evolve.

Employees

As of the date of this Annual Report on Form 10-K/A, we have approximately 23 full-time employees who work primarily in onboarding, compliance and operation. We have employment contracts with all of our full-time employees.  We are not a party to any collective bargaining agreements, and we believe that we maintain good relations with our employees.

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

As of the date of this Annual Report on Form 10-K/A, we own rights to domains (fintechcashier.com, fintechcashier.co.uk, hwgc.tech, hwgcash.kz, hwggcapital.com and hwgcash.com) and trade names (FintechCashier) and their respective logos. In addition, we own a portfolio of trademarks in multiple jurisdictions around the world and have registered our primary trademark, FintechCashier.

Properties

Our corporate headquarters, which include the majority of our product development, sales, marketing, and business operations, is located at M Floor & 1st Floor, No. 33, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia, supported by our United Kingdom branch located at 2 Portman Street, W1H 6DU, London, United Kingdom and Asian branch located at Lot 2-15, Labuan Time Square, Jalan Merdeka, 87007, Federal Territory of Labuan, Malaysia. Both properties are leased on a rolling contract basis. We believe this to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

Corporate Information

Our principal executive office is located at M Floor & 1st Floor, No. 33, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia, and our telephone number is +603 9226 0908.

Our website is www.fintechcashier.com. Information provided on, or accessible through, our website, however, is not part of this Annual Report on Form 10-K/A and is not incorporated herein by reference.

ITEM 1A. Risk Factors

Risks Related to Our Business and Industry

We have a limited operating history with a history of net losses, and our revenue growth rate is likely to slow down as our business matures.

We recognized a net loss of $40,662,716, primarily resulted from an impairment loss of $39,136,871 during the year ended December 31, 2023. As a result of our limited operating history, we have limited financial data that can be used to evaluate our current business, and such data may not be indicative of future performance. In particular, we have experienced periods of high revenue growth since we began selling our products and services, and we do not expect to be able to maintain the same rate of revenue growth as our business matures. In addition, estimates of future revenue growth are subject to many risks and uncertainties, and our future revenue may be materially lower than projected.

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

We have identified a material weakness in our internal control over financial reporting and if our remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal controls over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect our business.

In June 2024, we identified a material weakness in our internal controls over financial reporting related to the recognition of the results of operation for the acquisition of Fintech, and management has determined that, as of December 31, 2023 and 2022, we did not maintain effective internal control over financial reporting. This material weakness and our remediation efforts are described in “Controls and Procedures.” Although management does not believe the misstatements are material to any of the impacted financial statements, we cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. Such misstatements have resulted in the restatement of the financial statements included in this Annual Report and misstatements could result in future restatements of our financial statements, cause us to fail to meet our reporting obligations in addition to stock exchange listing requirements, investors may lose confidence in our reported financial information, our stock price may decline as a result, and we could be subject to litigation or regulatory enforcement actions.

We are in the process of remediating the identified material weakness in our internal controls, but we are unable at this time to estimate when the remediation effort will be completed. If we fail to remediate this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. The potential consequences of any material weakness could have a material adverse effect on our business, results of operations and financial condition. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could impact the operations of our business, including our ability to obtain financing, the cost of any financing we obtain or require additional expenditures of resources to comply with applicable requirements.

Our independent auditors have issued an audit opinion for our company, which includes a statement in the critical audit matters, describing the impairment of goodwill and its financial implications.

In their audit report included in this Annual Report on Form 10-K/A, our auditors expressed any further goodwill impairment will cause a significant adverse financial impact on the Company, and that could raise substantial doubt about the Company’s ability to continue as a going concern.

We may operate in jurisdictions with historically high rates of inflation.

High rates of inflation may have an adverse impact on our business, results of operations, financial condition and prospects, and the market price of our shares of common stock. Rates of inflation in the countries in which we operate have been historically high, and there can be no assurance that inflation will not return to high levels. Inflationary pressures may adversely affect our ability to access foreign financial markets, leading to adverse effects on our capital expenditure plans. In addition, inflationary pressures may, among other things, reduce consumers’ purchasing power or lead certain anti-inflationary policies to be instituted by the relevant governments, such as an increase in interest rates. There is no assurance that measures taken by the relevant governments will curb inflation. Inflationary pressures may harm our business, results of operations, financial condition and prospects, or adversely affect the price of shares of our common stock.

General fluctuations in interest rates may adversely affect our business and operations.

Instability and volatility in interest rates may also increase the risks inherent in our business operations. The ability to refinance debt may depend on the ability to sell new securities in the debt and equity markets, to borrow from banks or otherwise, which may not be achievable on favorable terms or at all. A deterioration of the global debt markets (particularly the U.S. debt markets), any possible future failures of financial services companies or a significant rise in market perception of counterparty default risk will likely significantly reduce demand and liquidity for senior bank high-yield and investment grade debt, which in turn is likely to lead some banks and other lenders to be unwilling or significantly less willing to engage in our operations, or to only engage on less favorable terms than had been prevailing in the past. Our ability to generate returns may be adversely affected we are unable to obtain favorable financing terms for our operations. A market turmoil may have an adverse impact on the availability of credit to businesses generally, which in turn may adversely affect or restrict our ability to sell or liquidate assets at favorable times or at favorable prices or which otherwise may have an adverse impact on our business and operations. Interest rate changes may also affect the value of a debt instrument directly (in the case of adjustable-rate instruments) or indirectly (in the case of fixed rate instruments). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. The U.S. Federal Reserve may at some point in the future tighten the monetary supply and increase benchmark interest rates, which would be expected to negatively impact the price of debt securities and could adversely affect the value of our assets.

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

Certain shareholders may exercise significant control over our business policies.

As of August 15, 2024, Lim Chun Hoo, an officer and director of both the Company and our subsidiaries, holds ownership of approximately 14.88% of our equity securities and Shalom Dodoun, a prior officer and director of the Company, holds ownership of approximately 41.89% of our equity securities and each have the ability to exercise significant control over our business policies and other corporate matters, including the composition of our board of directors and any actions requiring the approval of our shareholders, such as the adoption of amendments to our articles of incorporation, approval of a merger, share exchange or sale of substantially all of our assets. They will be able to vote their shares in favor of their interests that may not always coincide with the interests of other shareholders.

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

We have not encountered any significant chargeback of fraud issues to date. Nonetheless, this does not assure immunity from such risks in the future.

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

ITEM 2. Properties

Our corporate headquarters, which include the majority of our product development, sales, marketing, and business operations, is located at M Floor & 1st Floor, No. 33, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia, supported by our United Kingdom branch located at 2 Portman Street, W1H 6DU, London, United Kingdom and Asian branch located at Lot 2-15, Labuan Time Square, Jalan Merdeka, 87007, Federal Territory of Labuan, Malaysia. Both properties are leased on a rolling contract basis. We believe this to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

Holders

As of August 15, 2024, the Company had 1,903 stockholders of record. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K/A. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Annual Report on Form 10-K/A, references to “we,” “our,” “us,” the “Company,” or “Fintech Scion” refer to Fintech Scion Limited, individually, or as the context requires, collectively with its subsidiaries.

Overview

Fintech Scion Limited (“Fintech Scion”, the “Company”, “we”, “our”, or “us”) is a fintech enterprise poised to revolutionize the financial landscape through our digital Banking-as-a-Service (BaaS) platform. Our mission is to empower merchants by furnishing them with an integrated suite of tools, skills, and solutions that streamline payment services, unlocking a realm of secure, online, and fully managed transactions and settlements. We currently operate through our wholly-owned subsidiaries based in Malaysia and the United Kingdom.

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

Our current clientele encompasses an array of enterprises and organizations, spanning varied sectors, including, but not limited to the management consultancy services, development of software and programming activities, e-commerce, tours and entertainment operations, information technology and investment banking all with a common objective: to minimize the intricacies and costs associated with fund transfers. We extend our services to online businesses, providing comprehensive solutions encompassing payment collection, cross-border transactions, FX services, and corporate bank accounts.

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

Our revenue streams encompass processing fees based on payment volumes, a hybrid model featuring fixed transaction fees and monthly charges, and diverse layers that allow us to cross-sell services and nurture lasting client relationships. Currently, we derive all our revenues from our operating subsidiaries based in Malaysia and the United Kingdom. For the fiscal year ended December 31, 2023, we recorded revenue of $2,420,184, with 81.9% of such revenue being derived from our operating subsidiaries in the United Kingdom and the remaining 18.1% from our Malaysian subsidiaries. We also recognized a net loss of $40,662,716 during the fiscal year ended December 31, 2023, primarily resulting from an impairment loss of $39,136,871 (see Note 5 to the consolidated financial statements for a discussion of the Company’s Goodwill).

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

Results of Operations

For the year ended December 31, 2023 compared to December 31, 2022

Revenue

	United Kingdom		Malaysia		Total
	2023	2022	2023	2022	2023	2022
Transaction fees	1,983,139	2,476,385	287,734	2,612	2,270,873	2,478,977
Other	—	—	149,311	3,939	149,311	3,939
Total revenue	1,983,139	2,476,385	437,045	6,551	2,420,184	2,482,936

We recognized revenue from transaction fees earned through financial payment and settlement services of $2,420,184 for the year ended December 31, 2023, a decrease of $62,752 from sales of $2,482,936 for the year ended December 31, 2022. The reduction in revenue primarily resulted from a restructuring of revenue streams and to the surrendering of our Credit Token license. Revenue recognized during the year are mainly from transaction fees earned through financial payment and settlement services provided by FintechCashier Asia P.L.C. (“FintechAsia” and previously known as “HWGG Capital P.L.C.”) and Fintech.

Our revenue are mostly generated from our services rendered and therefore, we categorized our revenue as transaction fees, except for whitelabelling. Our revenue can be further categorized as follows:

	Total
	2023	2022
Payment Services Provider (PSP)	817,572	439
Foreign Exchange (FX) Conversion	1,434,029	2,478,997
Whitelabelling	168,583	3,500
Acquirer Services(1)	—	—
Business Accounts(2)	—	—
SEPA and SWIFT Payments(3)	—	—
Total Revenue	2,420,184	2,482,936

(1)	Acquirer Services is an active business of the Company. However, the Company is currently focusing on other services and didn’t record any revenue from such service for the financial year ended December 31, 2023 and 2022. If there are any business opportunities from our clients, we will continue to provide such service.

(2)	Business Accounts service is currently complimentary for our existing customers who have been using our PSP service. Currently, the Company doesn’t have any external clients intending to subscribe our Business Accounts service solely.

(3)	SEPA and SWIFT Payments service is also complimentary for our existing customers who have been using our PSP service. All fees related to SEPA or SWIFT charged by our partner banks are absorbed by the Company.

 Cost of Revenue

Cost of revenue for the year ended December 31, 2023 was $688,630 compared to $415,049 for the year ended December 31, 2022. The increase for the year ended December 31, 2023 resulted primarily from the restructuring transactions that occurred during 2022; acquisition of FintechAsia and acquisition of Fintech as mentioned in Corporate History and Structure. In 2023, a full-year Cost of Revenue was recorded for both FintechAsia and Fintech, whereas in 2022, the Company only recorded FintechAsia’s Cost of Revenue after its acquisition date. Furthermore, the increase in Cost of Revenue in 2023 was also due to increase in processing fees for our business transaction.

Gross Profit

Gross profit for the year ended December 31, 2023 was $1,731,554 compared to $2,067,887 for the year ended December 31, 2022. The decrease resulted primarily from the restructuring of revenue streams as described above, increase in Cost of Revenue and the reduction of sources of revenue from FintechAsia and Fintech.

Operating Expenses

For the year ended December 31, 2023, we incurred total operating expenses in the amount of $42,552,657 comprised of selling expenses of $nil, general and administrative expenses of $3,415,786, and impairment of goodwill of $39,136,871. For the year ended December 31, 2022, we incurred total operating expenses in the amount of $1,174,613, comprised of selling expenses of $11,727 and general and administrative expenses of $1,162,886. The decrease of $11,727 or 100% for the selling expenses, and the increase of $2,252,900, or 194% for the administrative expenses, and the increase of $39,136,871 or 100% for the impairment of goodwill, caused total operating expenses to increase by $41,380,044 or 3,523%.

Selling expenses refer the marketing costs incurred by FintechAsia. To align with the group expenses, the Company reclassified all marketing costs into general and administrative expenses in 2023, resulting in $nil selling expenses for the year.

The administrative expenses of the Company increased due to the preparation work for the Nasdaq listing, which saw a significant increases in legal fees ($264,373 in 2023 and $nil in 2022), director fees ($124,000 in 2023 and $nil in 2022) and share based payments amounting $52,000 in 2023 and $nil in 2022.

The increase in the Fintech’s expenses in 2023 also contributed to higher general and administrative expenses in the Company. These expenses included a 68.8% increase in salary costs, a 3,990.1% rise in consultancy fees, a 174.8% increase in audit fees, a 160.7% increase in rental expenses, a 245% increase in travel expenses, and the research and development costs totaling $409,866 in ($nil in 2022), a cost incurred for new development of fintech solution purposes.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of December 31, 2023, we had approximately $3,765,959 in cash and marketable securities, working capital of approximately $1,591,552 and an accumulated deficit of approximately $34,830,411. Net cash generated by operating activities was $295,531 and net cash used in by operating activities was $170,019 for the years ended December 31, 2023 and 2022, respectively. We incurred a loss of approximately $40,661,803 and a profit of $6,069,535 for the years ended December 31, 2023 and 2022, respectively. We believe that our existing cash as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our audited financial statements are available to be issued.

For the year ended December 31, 2023, we had a cash balance of $3,765,959. For the year ended December 31, 2023, net cash generated by operating activities totaled $295,531, net cash used in investing activities totaled $12,496 and net cash used in financing activities totaled $311,858. The resulting change in cash for the period was $25,419.

For the year ended December 31, 2022, we had a cash balance of $3,791,378. For the year ended December 31, 2022, net cash used in operating activities totaled $170,019, net cash generated by investing activities totaled $3,565,424 and net cash generated by financing activities totaled $391,805. The resulting change in cash for the period was $3,754,345.

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

For the year ended December 31, 2023, we have recognized goodwill of $16,657,653 compared to $55,794,524 for the year ended December 31, 2022. After completing our annual impairment review for each reporting unit during the fourth quarter of 2023, we concluded that goodwill of Fintech was impaired in the current year and an impairment loss of $39,136,871 has been recorded.

Cash Flows

The following table sets forth summary cash flow information for the periods presented:

	For the Year Ended December 31,
	2023	2022

Net (used in) / cash generated by operating activities	$295,531	$(170,019)
Net (used in) / cash generated by investing activities	$(12,496)	$3,565,424
Net cash generated by / (used in) financing activities	$(311,858)	$391,805
Effect of exchange rates on cash	$3,404	$(32,865)
Change in cash and cash equivalents	$(25,419)	$3,754,345

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
Fintech Scion Ltd

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fintech Scion Ltd (the Company) as of December 31, 2023 and 2022, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flow for each of the two years in the period ended December 31, 2023 and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the result of its operations and its cash flow for each of the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States.

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

/s/ Pan-China Singapore PAC (6255)

Chartered Accountants

Singapore

May 9, 2024

Except for the amendment of typo regarding the inclusion of year 2022 in the audited report dated April 5, 2024, which is superseded and for the effect on the financial statement of the restatement described in Note 14.

We have served as the Company’s auditor since 2021

 FINTECH SCION LIMITED

CONSOLIDATED BALANCE SHEETS

 (Stated in US Dollars)

	As of	As of
	December 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$3,765,959	$3,791,378
Accounts receivable	59,974	1,792,195
Amount due from related parties	—	1,296,935
Other receivables, prepayments and other current assets	509,451	1,049,292
Inventories	12,000	2,272
Total Current Assets	4,347,384	7,932,072

Non-current assets
Intangible asset	34,707	59,803
Goodwill	16,657,653	55,794,524
Property and equipment, net	38,600	38,862
Total Non-Current Assets	16,730,960	55,893,189

TOTAL ASSETS	$21,078,344	$63,825,261

LIABILITIES
Current liabilities
Amounts due to related parties	$755,040	$2,463,833
Accounts payable	47,662	617,655
Accruals and other payables	1,953,160	1,861,979
Total Current Liabilities	2,755,862	4,943,467

Non-current liabilities	—	—
TOTAL LIABILITIES	2,755,862	4,943,467

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 and $0.001: 400,000,000 shares authorized, respectively; 298,742,643 and 198,742,643 shares issued and outstanding, respectively	298,743	198,743
Additional paid-in capital (as restated)	107,282,394	107,282,394
Merger reserves	(55,000,000)	(55,000,000)
Accumulated surplus/(deficit) (as restated)	(34,830,411)	5,831,392
Accumulated other comprehensive income	569,339	565,935
Equity attributable to equity holders of the parent	18,320,065	58,878,464
Non-controlling interests	2,417	3,330
Total Stockholders’ Equity	18,322,482	58,881,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,078,344	$63,825,261

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF INCOME OR LOSS AND COMPREHENSIVE INCOME OR LOSS

 (In U.S. dollars)

	For the Years Ended December, 31
	2023	2022
		As Restated
REVENUE	$2,420,184	$2,482,936

COST OF REVENUE	(688,630)	(415,049)

GROSS PROFIT	1,731,554	2,067,887

OPERATING EXPENSES
Selling expense	—	(11,727)
General and administrative expenses	(3,415,786)	(1,162,886)
Impairment of goodwill	(39,136,871)	—
Total Operating Expenses	(42,552,657)	(1,174,613)

PROFIT/(LOSS) FROM OPERATIONS	(40,821,103)	893,274

OTHER INCOME / (EXPENSE), NET
Other income	397,532	5,481,990
Other expense	(73,660)	(300,672)
Total other income / (expense), net	323,872	5,181,318
NET INCOME / (LOSS) BEFORE TAX	(40,497,231)	6,074,592

Income tax	(165,485)	(5,057)
NET INCOME / (LOSS)	$(40,662,716)	$6,069,535

Loss attributable to non-controlling interest	913	—
NET INCOME / (LOSS) FOR THE PERIOD	(40,661,803)	6,069,535

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	3,404	308,288

TOTAL COMPREHENSIVE INCOME / (LOSS)	$(40,658,399)	$6,377,823

Weighted average number of common shares outstanding - basic and diluted - as restated	211,619,356	24,340,817

Net income / (loss) per share - basic and diluted - as restated	$(0.19)	$0.25

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Stated in US Dollars)

	Common stock		Additional paid-in	Merger	Accumulated gain /	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	reserves	(deficit)	income / (loss)	interest	equity
Balance, December 31, 2020	54,087,903	$5,409	$4,749,798	$—	$(9,576,061)	$87,592	$—	$(4,733,262)
Net loss	—	—	—	—	(22,758)	—	—	(22,758)
Foreign currency translation adjustment	—	—	—	—	—	170,055	—	170,055
Balance, December 31, 2021	54,087,903	$5,409	$4,749,798	$—	$(9,598,819)	$257,647	$—	$(4,585,965)
Net income (as restated)	—	—	—	—	6,069,535	—	—	6,069,535
Reverse stock split	(48,678,593)	—	—	—	—	—	—	—
Issuance of stock	193,333,333	193,334	—	—	—	—	—	193,334
Acquisition of subsidiaries (as restated)	—	—	113,238,875	(55,000,000)	—	—	3,330	58,242,205
Reserve release upon disposal of subsidiaries	—	—	(1,345,603)	—	—	—	—	(1,345,603)
Reverse merger recapitalization (as restated)	—	—	(9,360,676)	—	9,360,676	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	308,288	—	308,288
Balance, December 31, 2022 (as restated)	198,742,643	$198,743	$107,282,394	$(55,000,000)	$5,831,392	$565,935	$3,330	$58,881,794
Net income	—	—	—	—	(40,661,803)	—	(913)	(40,662,716)
Foreign currency translation adjustment						3,404		3,404
Issuance of stock	100,000,000	100,000						100,000
Balance, December 31, 2023 (as restated)	298,742,643	$298,743	$107,282,394	$(55,000,000)	$(34,830,411)	$569,339	$2,417	$18,322,482

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(40,662,716)	$6,069,535
Items not involving cash:
Depreciation and amortization of- property, plant and equipment and right-of-use assets	37,853	37,471
Gain on disposal of subsidiaries	—	(5,481,178)
Impairment on goodwill	39,136,871	—
Changes in operating assets and liabilities:
Accounts receivables	1,732,221	(1,792,195)
Other receivables, prepayments and other current assets	539,842	(1,011,960)
Inventories	(9,728)	(2,272)
Accounts payable	(569,993)	617,577
Commission payables	—	(126,315)
Accrued expense and other payables	91,181	1,519,318
Net (used in) / cash generated by operating activities	295,531	(170,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,496)	—
Disposal of subsidiaries, net of cash disposed	—	(75,389)
Acquisition of subsidiaries, net cash acquired	—	3,640,813
Net (used in) / cash generated by investing activities	(12,496)	3,565,424

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related parties	(411,858)	391,805
Proceeds from issuance of shares	100,000	—
Net cash generated by / (used in) financing activities	(311,858)	391,805

EFFECT OF EXCHANGE RATES ON CASH	3,404	(32,865)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,419)	3,754,345

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,791,378	37,033

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,765,959	$3,791,378

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

The disaggregation of revenue of the Company by geographical region is as follows:

	United Kingdom		Malaysia		Total
	2023	2022	2023	2022	2023	2022
				As Restated		As Restated
Transaction fees	1,983,139	2,476,385	287,734	2,612	2,270,873	2,478,997
Other	—	—	149,311	3,939	149,311	3,939
Total revenue	1,983,139	2,476,385	437,045	6,551	2,420,184	2,482,936

10.	RELATED PARTY TRANSACTIONS

	As of December 31, 2023	As of December 31, 2022
Amount due from related parties
Ho Wah Genting Group Sdn Bhd (2)	$—	$799,094
HWG Fintech International Ltd (2)	—	497,841
Total Amount due from related parties	$—	$1,296,935

Amount due to related parties
Grande Legacy Inc. (1)	$—	$266,610
HWG Capital Inc. (3)	—	329,565
HWG Digital Investment Bank (Malaysia) P.L.C. (2)	—	1,596,825
Aelora Sdn Bhd (1)	—	23,933
Ho Wah Genting Group Sdn Bhd (2)	25,748	—
Shalom Dodoun (4)	727,624	246,900
Natalie Kastberg (5)	1,668	—
Total Amount due to related parties	$755,040	$2,463,833

The related party balances are unsecured, interest-free and repayable on demand.

(1)	During the year ended December 31, 2022, Aelora Sdn Bhd (“ASB” and previously known as “Vitaxel Sdn Bhd”) and Vitaxel Online Mall Sdn Bhd (“VOM”), which are dormant, have been disposed as part of the restructuring transactions as disclosed in Note 1: Organization and Business.

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

14.	COMPARATIVES

These comparative figures have been restated:

(i)	Due to recognition of exclusion of results of operation of the Company up to acquisition date.

(ii)	Due to adjustment of recognition of reverse merger recapitalisation.

(iii)	Due to recognition of weighted average shares arising from reverse merger and shares issued.

Adjustments for Financial Year 2022

2022	Previously Stated	Recognition	As Restated
		Note 14 (i)(ii)
Consolidated Balance Sheets
Stockholders’ Equity
Additional paid-in capital	111,770,998	(4,488,604)	107,282,394
Accumulated surplus/(deficit)	1,342,788	4,488,604	5,831,392

2022
Consolidated Statements of Income or Loss and Comprehensive Income or Loss
Revenue	3,084,279	(601,343)	2,482,936
Cost of Revenue	(430,281)	15,232	(415,049)
Selling expense	(9,790)	(1,937)	(11,727)
General and administrative expenses	(1,863,982)	701,096	(1,162,886)
Total other income / (expense), net	5,143,801	37,517	5,181,318
Net income for the period	5,918,970	150,565	6,069,535

2022
Consolidated Statements of Stockholders’ Equity
Net Income
- Accumulated Gain/(Deficit)	5,918,970	150,565	6,069,535
Acquisition of subsidiaries
- Additional Paid-in Capital	113,389,440	(150,565)	113,238,875
Reverse merger recapitalization
- Additional Paid-in Capital	(5,022,637)	(4,338,039)	(9,360,676)
- Accumulated Gain/(Deficit)	5,022,637	4,338,039	9,360,676

2022
Consolidated Statements of Cash Flow
Net income / (loss)	5,918,970	150,565	6,069,535
Net (used in) / cash generated by operating activities	(320,584)	150,565	(170,019)
Acquisition of subsidiaries, net cash acquired	3,791,378	(150,565)	3,640,813
Net (used in) / cash generated by investing activities	3,715,989	(150,565)	3,565,424

Adjustments for Disaggregation of Revenue for Financial Year 2022

	United Kingdom	Malaysia			Total
	2022	2022			2022
	Previously Stated	Previously Stated	Recognition	As Restated	Previously Stated	Recognition	As Restated
			Note 14 (i)			Note 14 (i)
Transaction fees	2,476,385	547,600	(544,988)	2,612	3,023,985	(544,988)	2,478,997
Other	—	60,294	(56,355)	3,939	60,294	(56,355)	3,939
Total revenue	2,476,385	607,894	(601,343)	6,551	3,084,279	(601,343)	2,482,936

Adjustments for Weighted Average Shares and Net Income / (Loss) Per Share

	Previously Stated	Recognition	As Restated
		Note 14 (iii)
2023
Consolidated Statements of Income or Loss and Comprehensive Income or Loss
Weighted average number of common shares outstanding - basic and diluted	298,742,643	(87,123,287)	211,619,356
Net income / (loss) per share - basic and diluted	(0.14)	(0.05)	(0.19)

2022
Consolidated Statements of Income or Loss and Comprehensive Income or Loss
Weighted average number of common shares outstanding - basic and diluted	198,742,643	(174,401,826)	24,340,817
Net income / (loss) per share - basic and diluted	0.03	0.22	0.25

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

Subsequently, and as a result of the weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Subsequent to performing this evaluation, our management, including our CEO and CFO, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to a weakness in our internal control over financial reporting, related to the acquisition of Fintech. This weakness was brought to our attention only when we received the SEC Staff Statement on June 11, 2024. In response to this weakness, the management has recognized the impact of the financial statement as described in the Note 14 Comparatives of this Annual Report of 10-K/A. Due to this weakness, the Company’s management has expended, and will continue to expend, substantial effort and resources for the remediation and improvement of our internal control over financial reporting.

Notwithstanding this weakness, management has concluded that our audited financial statements included in this Amendment No. 4 to Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting.

As discussed above, there were changes in the Company’s internal control over financial reporting during the most recent fiscal year that have affected the effectiveness of the Company’s internal control over financial reporting. Our current plans include acquiring enhanced access to accounting literature, research materials and documents, and increasing communication among our personnel, and considering the engagement of third-party professionals to consult with us on the application of complex accounting transactions.

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

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this Annual Report on Form 10-K/A, the names and ages of the current Board of Directors of the Company, our executive officers and the principal offices and positions held by each person.

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

Richard Berman (Mr. Berman) has been a Director of our Company since February 23, 2023 and serves as Chairman of the Compensation Committee. Mr. Berman’s business career spans over 40 years of venture capital, senior management and merger & acquisitions experience. Mr. Berman has served as a director and/or officer of over a dozen public and private companies. From 2006 to 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. Mr. Berman is currently a director of six publicly traded companies: Sidus Space, Inc. (Nasdaq: SIDU) Cryoport, Inc., Comsovereign Holding Corp., BioVie, Inc., Context Therapeutics Inc. (where he is Chairman) and Genius Group Limited. Mr. Berman also serves as Audit Committee Chairman for Cryoport Inc., Biovie Inc. and Genius Group Limited. Mr. Berman also served as a director of Cuentas, Inc. from 2018 through 2022. Over the last decade he has served on the board of six companies that have reached over $1 billion in market capitalization – Cryoport, Advaxis, EXIDE, Internet Commerce Corporation, Strategic Funding Source, Inc. (Kapitus) and Ontrak (Catasys). Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Family Relationships

There are no other family relationships among any of our officers or directors.

Arrangements between Officers and Directors

Except as set forth in this Annual Report on Form 10-K/A, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

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

Changes in Nominating Procedures.

None.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table contains compensation information for our past and present executive officers for the years ended December 31, 2023 and 2022:

Name & Principal Position	Year	Salary	Bonus	Stock In Lieu of Cash Bonus	Equity Incentive Plan Grants	Other	Total
Previous Executive Officers
Shalom Dodoun	2023	$165,659	$—	$—	$—	$47,786	$213,445
(Previous CEO)	2022	$142,005	$—	$—	$—	$—	$142,005

Employment Agreements

None.

Outstanding Equity Awards as of December 31, 2023

None.

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2023.

	Equity Compensation Plans
	Number of securities issued under the Plans	Number of securities remaining available For Future Issuance
Equity compensation plans approved by security holders	—	—
Equity compensation plans not approved by security holders	310,029	43,438,499
Total	310,029	43,438,499

Director Compensation

The Company accrued or paid compensation to its directors for serving in such capacity, as shown in the table below.

Director	Year	Option Awards	Restricted Stock Unit Awards	Fees Earned or Paid in Cash		Total
Lim Chun Hoo	2023	$—	$—	$38,876		$38,876
Colin Ellis	2023	$—	$—	$24,000	(1)	$24,000
Richard Berman	2023	$—	$—	$100,000	(2)	$100,000

(1)	The $24,000 was the consultancy fee accrued by the Company to Mr Ellis for the year ended December 31, 2023 pursuant to the Consultancy Agreement by and between the Company and Mr. Ellis (the “Ellis Consultancy Agreement”). Pursuant to the Ellis Consultancy Agreement, Mr. Ellis is compensated in the sum of $19,000.00 on a quarterly basis. As of August 1, 2024, the Company owes Mr. Ellis $57,000.00 for his services rendered to date.
(2)	Richard Berman is compensated $10,000.00 per month for his service as lead director and chairman of our audit and compensation committees. For the fiscal year ended December 31, 2023, Mr. Berman agreed to forgive $20,000.00 owed by the Company. As of August 1, 2024, the Company owes Mr. Berman $80,000.00 for his services rendered to date.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of August 15, 2024, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of the named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of August 15, 2024, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The percentage of ownership is based on 198,742,643 shares of common stock outstanding on August 15, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of August 15, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Fintech Scion Limited, M Floor & 1st Floor, No. 33, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia.

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

Dato’ Lim Hui Boon, the previous president of the Company since March 2016 and who resigned in February 2023, is the director of Ho Wah Genting Group Sdn Bhd (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company. As of December 31, 2023, and 2022, the amount due from HWGGSB were $nil and $799,094, respectively.

Table below shows the summary of related party transaction involving Dato’ Lim Hui Boon (father to Mr Lim Chun Hoo), who held 0.05% and 0.05% of the Company common share as at December 31, 2023 and 2022, respectively.

Company Name	Director	Shareholder	Remark
HWGGSB	Dato’ Lim Hui Boon is the director since September 1985	Not applicable

Transaction incurred in May 2018 and is currently an ongoing transaction.

Dato’ Lim Hui Boon was the president of the Company and the director of HWGGSB before the transaction.

Mr. Lim Chim Hoo was the director of HWGGSB before the transaction. Upon his appointment as the director of FintechAsia in December 2022, the transaction was deemed a related party transaction.

Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company, is also the director of HWG Fintech International Ltd (“HWGFI”). As of December 31, 2023, and 2022, the amount due from HWGFI were $nil and $497,841, respectively.

Amounts Due to Related Parties

For the years ended December 31, 2023 and 2022, the total amounts due to related parties were $755,040 and $2,463,833 respectively. These advances were unsecured, non-interest bearing and due on demand. The breakdown of certain amount due to related parties are as below:

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

Table below shows the summary of related party transactions involving Mr. Leong Yee Ming, who held 0.41% and 0.62% of the Company’s common shares as at December 31, 2023 and 2022, respectively.

Company Name	Director	Shareholder	Remark
ASB	Since November 2015	Became the 100% shareholder of ASB since February 2023.

Transaction incurred since 2018, and it was ongoing transaction until September 2023.

He was the director of both the Company and ASB before the transaction. However, upon his resignation as the director of the Company in February 2023, the transaction is no longer considered a related party transaction.

GL	Since November 2014	Became the shareholder of GL since 4 July 2019. Held 50% of GL’s shares as at December 31, 2023 and 2022, respectively.

Transaction incurred since October 2018, and it was ongoing transaction until September 2023.

He was the director and shareholder of both the Company and GL before the transaction. However, upon his resignation as the director of the Company in February 2023, the transaction is no longer considered a related party transaction.

HWG Capital	Since November 2014	Became the shareholder of HWG Capital since November 6, 2014. Held 50% of HWG Capital’s shares as at December 31, 2023 and 2022, respectively.

Transaction incurred in May 2022 and is currently an ongoing transaction.

He was the director of both HWG Capital and ASB, a previous subsidiary of the Company, before the transaction. However, upon ASB ceasing to be a subsidiary of the Company, the transaction is no longer considered a related party transaction.

Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company, is also a previous director of HWG Digital Investment Bank (Malaysia) P.L.C. (“HDIB”). As of December 31, 2023, and 2022, the amount due to HDIB were $nil and $1,596,825, respectively.

Table below shows the summary of related party transactions involving Mr. Lim Chun Hoo, who held 16.8% and 26.1% of the Company’s common shares as at December 31, 2023 and 2022, respectively. Additionally, Mr. Lim Chun Hoo is also the director of FintechCashier Asia P.L.C. (“FintehAsia”) since December 2022, a subsidiary of the Company.

Company name	Director	Shareholder	Remark
HDIB	Since May 2020 and resigned in April 2022	Not applicable

Transaction incurred since September 2020, and it was ongoing transaction until June 2023.

He was the director of HDIB and the shareholder of FintechAsia (prior to the acquisition of FintechAsia by the Company) before the transaction. Upon his resignation from HDIB as director in April 2022, the transaction is no longer considered a related party transaction.

HWGFI	Since January 2019	Became the shareholder of HWGFI since January 30, 2019. Held 20.2% of HWGFI’s shares as at December 31, 2023 and 2022, respectively.

Transaction incurred since June 2019, and it was ongoing transaction until June 2023.

He was the director of HWGFI before the transaction. Upon his appointment as the director of FintechAsia in December 2022, the transaction was deemed a related party transaction. He remained as director of both companies after the transaction.

HWGGSB	Lim Chun Hoo was the director since July 2016 to March 2024	Not applicable	As disclosed above.

Dato’ Lim Hui Boon, the previous president of the Company who resigned in February 2023, is the director of Ho Wah Genting Group Sdn Bhd (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company. As of December 31, 2023, and 2022, the amount due to HWGGSB were $25,748 and $nil, respectively.

For the years ended December 31, 2023 and 2022, the amount due to Shalom Dodoun, the previous CEO and director of the Company, were $727,624 and $246,900, respectively.

Table below shows the summary of related party transactions involving Mr. Shalom Dodoun, who held 33.5% and 43.5% of the Company’s common shares as at December 31, 2023 and 2022, respectively. Additionally, Mr. Shalom Dodoun was the previous CEO and director of the Company from February 2023 to December 2023.

Company name	Director	Shareholder	Remark
CICO	Not Applicable	Held 90% of CICO’s shares as at December 31, 2023 and 2022, respectively.

On October 11, 2023, the Company entered into an Asset Conveyance Agreement (the “Purchase Agreement”) with CICO for the acquisition of the assets of CICO related to CICO’s business of providing a service platform and software application for payment services from CICO. On December 27, 2023, the Company and CICO mutually and voluntarily agreed to unwind the transaction contemplated by the Purchase Agreement (the “Termination of Agreement”).

He was the CEO, director and shareholder of the Company and the shareholder of CICO before the transaction. However, upon the Termination of Agreement, the transaction is no longer considered a related party transaction.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of August, 2024.

FINTECH SCION LIMITED

By:	/s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lim Chun Hoo	Chief Executive Officer & Director	August 28, 2024
Lim Chun Hoo	(Principal Executive Officer)

/s/ Colin Ellis	Chief Financial Officer & Director	August 28, 2024
Colin Ellis	(Principal Financial and Accounting Officer)

/s/ Richard Berman	Director	August 28, 2024
Richard Berman