Form 10-K/A
period 2023-12-31
Fintech Scion Ltd
filed 2024-10-28
CIK 1623590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 5)

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

198,742,643 shares of common stock were issued and outstanding as of September 30, 2024.

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 5 to Form 10-K (this “Amendment No. 5”) amends the Annual Report to Form 10-K of Fintech Scion Limited, a Nevada corporation (“Fintech,” the “Company,” “we,” or “us”) for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2024 (the “Original Filing”). This Amendment is being filed for the purpose of making clarifications to our disclosure in response to the comment letter received from the staff of the SEC dated October 15, 2024 in connection with the staff’s review of the Original Filing and to restate our financial statements as of and for the year ended December 31, 2023 and 2022, and to update related.

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

Description of Restatement

On October 15, 2024, the staff of the SEC issued a comment letter to our Form 10-K for the fiscal years ended December 31, 2023 and 2022 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to the statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for the period from January 1, 2022 to November 30, 2022. In the light of this SEC Staff Statement, the Board of Directors, after discussion with management, has determined that the financial statements previously filed with the SEC should be restated to reflect the recognition of the results of operation for the acquisition of Fintech.

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

On August 9, 2022, we entered into another share exchange agreement with Fintech Scion Limited (“Fintech”), a private limited company incorporated in the United Kingdom, and all of the shareholders of Fintech pursuant to which All shareholders of Fintech irrevocably agreed to transfer and assign to the Company all of Fintech’s shares held by such shareholders in exchange for an aggregate of 101,666,666 newly issued shares of the Company’s common stock, par value $0.001 per share. Following the closing of the share exchange on November 30, 2022, Fintech became a wholly-owned subsidiary of the Company.

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

●	Technology Layer – Payment Gateway Market – according to an April 2024 report published by MarketandMarkets Research Pvt. Ltd, there was a market size of$23.3 billion in 2023 and is expected to grow to $28.8 billion by 2029, with a CAGR of 12.9%.
●	Banking Layer – Digital Payment Market – According to an October 2023 report published by MarketandMarkets Research Pvt. Ltd, there was a market size of $111.2 billion in 2023 and is expected to grow to 193.7 billion by 2028, with a CAGR of 11.8%.

●	Payment Layer – Payment Processing Market – According to an July 2023 report published by MarketandMarkets Research Pvt. Ltd, there was a market size of $103.2 billion in 2023 and is expected to grow to $160.0 billion by 2028, with a CAGR of 9.2%.

The below table summarizes these market opportunities:

	2023	2028	2029	CAGR
Payment Gateway Market	$23.3 billion	—	$48.4 billion	12.96%
Digital Payment Market	$111.2 billion	$193.7 billion	—	11.80%
Payment Processing Solutions Market	$103.2 billion	$160.0 billion	—	9.2%

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

Lim Chun Hoo, an officer and director of both the Company and our subsidiaries, holds ownership of approximately 14.88% of our equity securities as of September 30, 2024 and has the ability to exercise significant control over our business policies and other corporate matters, including the composition of our board of directors and any actions requiring the approval of our shareholders, such as the adoption of amendments to our articles of incorporation, approval of a merger, share exchange or sale of substantially all of our assets. He will be able to vote his shares in favor of his interests that may not always coincide with the interests of other shareholders.

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

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Expert Market under the symbol “FINR.”

Holders

As of September 30, 2024, the Company had 1,903 stockholders of record. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Results of Operations

For the year ended December 31, 2023 compared to December 31, 2022

Revenue

	United Kingdom		Malaysia		Total
	2023	2022	2023	2022	2023	2022
Transaction fees	1,983,139	2,476,385	287,734	218	2,270,873	2,476,603
Other	—	—	149,311	328	149,311	328
Total revenue	1,983,139	2,476,385	437,045	546	2,420,184	2,476,931

We recognized revenue from transaction fees earned through financial payment and settlement services of $2,420,184 for the year ended December 31, 2023, a decrease of $56,747 from sales of $2,476,931 for the year ended December 31, 2022. The reduction in revenue primarily resulted from a restructuring of revenue streams and to the surrendering of our Credit Token license. Revenue recognized during the year are mainly from transaction fees earned through financial payment and settlement services provided by FintechCashier Asia P.L.C. (“FintechAsia” and previously known as “HWGG Capital P.L.C.”) and Fintech.

Our revenue are mostly generated from our services rendered and therefore, we categorized our revenue as transaction fees, except for whitelabelling. Our revenue can be further categorized as follows:

	Total
	2023	2022
Payment Services Provider (PSP)	817,572	439
Foreign Exchange (FX) Conversion	1,434,029	2,472,992
Whitelabelling	168,583	3,500
Acquirer Services(1)	—	—
Business Accounts(2)	—	—
SEPA and SWIFT Payments(3)	—	—
Total Revenue	2,420,184	2,476,931

(1)	Acquirer Services is an active business of the Company. However, the Company is currently focusing on other services and didn’t record any revenue from such service for the financial year ended December 31, 2023 and 2022. If there are any business opportunities from our clients, we will continue to provide such service.

(2)	Business Accounts service is currently complimentary for our existing customers who have been using our PSP service. Currently, the Company doesn’t have any external clients intending to subscribe our Business Accounts service solely.

(3)	SEPA and SWIFT Payments service is also complimentary for our existing customers who have been using our PSP service. All fees related to SEPA or SWIFT charged by our partner banks are absorbed by the Company.

 Cost of Revenue

Cost of revenue for the year ended December 31, 2023 was $688,630 compared to $415,010 for the year ended December 31, 2022. The increase for the year ended December 31, 2023 resulted primarily from the restructuring transactions that occurred during 2022; acquisition of FintechAsia and acquisition of Fintech as mentioned in Corporate History and Structure. In 2023, a full-year Cost of Revenue was recorded for both FintechAsia and Fintech, whereas in 2022, the Company only recorded FintechAsia’s Cost of Revenue after its acquisition date. Furthermore, the increase in Cost of Revenue in 2023 was also due to increase in processing fees for our business transaction.

Cost of revenue for the year ended December 31, 2022 has been restated from $430,281 (in the Original Filing of Form 10-K) to $415,010 due to recognition of exclusion of results of operation of the Group up to acquisition date.

Gross Profit

Gross profit for the year ended December 31, 2023 was $1,731,554 compared to $2,061,921 for the year ended December 31, 2022. The decrease resulted primarily from the restructuring of revenue streams as described above, increase in Cost of Revenue and the reduction of sources of revenue from FintechAsia and Fintech.

Operating Expenses

For the year ended December 31, 2023, we incurred total operating expenses in the amount of $42,552,657 comprised of selling expenses of $nil, general and administrative expenses of $3,415,786, and impairment of goodwill of $39,136,871. For the year ended December 31, 2022, we incurred total operating expenses in the amount of $1,246,302, comprised of selling expenses of $977 and general and administrative expenses of $1,245,325. The decrease of $977 or 100% for the selling expenses, and the increase of $2,170,461, or 174% for the administrative expenses, and the increase of $39,136,871 or 100% for the impairment of goodwill, caused total operating expenses to increase by $41,306,355 or 3,314%.

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

The increase in the Fintech’s expenses in 2023 also contributed to higher general and administrative expenses in the Company. These expenses included a 69% increase in salary costs, a 3,990% rise in consultancy fees, a 175% increase in audit fees, a 161% increase in rental expenses, a 245% increase in travel expenses, and the research and development costs totaling $409,866 in ($nil in 2022), a cost incurred for new development of fintech solution purposes.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of December 31, 2023, we had approximately $3,765,959 in cash and marketable securities, working capital of approximately $1,591,522 and an accumulated deficit of approximately $40,140,592. Net cash generated by operating activities was $295,531 and $414,231 for the years ended December 31, 2023 and 2022, respectively. We incurred a loss of approximately $40,661,803 and a profit of $748,039 for the years ended December 31, 2023 and 2022, respectively. We believe that our existing cash as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our audited financial statements are available to be issued.

For the year ended December 31, 2023, we had a cash balance of $3,765,959. For the year ended December 31, 2023, net cash generated by operating activities totaled $295,531, net cash used in investing activities totaled $12,496 and net cash used in financing activities totaled $311,858. The resulting change in cash for the period was $25,419.

For the year ended December 31, 2022, we had a cash balance of $3,791,378. For the year ended December 31, 2022, net cash generated by operating activities totaled $414,231, net cash generated by investing activities totaled $3,422,146 and net cash used in financing activities totaled $180,120. The resulting change in cash for the period was $3,665,324.

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

Cash Flows

The following table sets forth summary cash flow information for the periods presented:

	For the Year Ended December 31,
	2023	2022

Net (used in) / cash generated by operating activities	$295,531	$414,231
Net (used in) / cash generated by investing activities	$(12,496)	$3,422,146
Net cash generated by / (used in) financing activities	$(311,858)	$(180,120)
Effect of exchange rates on cash	$3,404	$9,067
Change in cash and cash equivalents	$(25,419)	$3,665,324

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

Restatement of the 2023 Financial Statement.

As discussed in Note 14 to the financial statements, the accompanying financial statements as of December 31, 2023 and for the period from January 1, 2022 through December 31, 2022 have been restated.

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

/s/ Pan-China Singapore PAC (6255)

Chartered Accountants

Singapore

May 9, 2024

Except for the effects of the restatement discussed in Note 14 as to which the date is October 28, 2024.

We have served as the Company’s auditor since 2021

 FINTECH SCION LIMITED

CONSOLIDATED BALANCE SHEETS (AS RESTATED)

 (Stated in US Dollars)

	As of	As of
	December 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$3,765,959	$3,791,378
Accounts receivable	59,974	1,792,195
Amount due from related parties	—	1,296,935
Other receivables, prepayments and other current assets	509,451	1,049,292
Inventories	12,000	2,272
Total Current Assets	4,347,384	7,932,072

Non-current assets
Intangible asset	34,707	59,803
Goodwill	16,657,653	55,794,524
Property and equipment, net	38,600	38,862
Total Non-Current Assets	16,730,960	55,893,189

TOTAL ASSETS	$21,078,344	$63,825,261

LIABILITIES
Current liabilities
Amounts due to related parties	$755,040	$2,463,833
Accounts payable	47,662	617,655
Accruals and other payables	1,953,160	1,861,979
Total Current Liabilities	2,755,862	4,943,467

Non-current liabilities	—	—
TOTAL LIABILITIES	2,755,862	4,943,467

Commitments and Contingencies (Note 11)	—

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 and $0.001: 400,000,000 shares authorized, respectively; 298,742,643 and 198,742,643 shares issued and outstanding, respectively	298,743	198,743
Additional paid-in capital	58,148,510	58,148,510
Accumulated surplus/(deficit)	(40,140,592)	521,211
Accumulated other comprehensive income	16,734	13,330
Equity attributable to equity holders of the parent	18,323,395	58,881,794
Non-controlling interests	(913)	—
Total Stockholders’ Equity	18,322,482	58,881,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,078,344	$63,825,261

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF INCOME OR LOSS AND COMPREHENSIVE INCOME OR LOSS (AS RESTATED)

 (In U.S. dollars)

	For the Years Ended December, 31
	2023	2022

REVENUE	$2,420,184	$2,476,931

COST OF REVENUE	(688,630)	(415,010)

GROSS PROFIT	1,731,554	2,061,921

OPERATING EXPENSES
Selling expense	—	(977)
General and administrative expenses	(3,415,786)	(1,245,325)
Impairment of goodwill	(39,136,871)	—
Total Operating Expenses	(42,552,657)	(1,246,302)

PROFIT/(LOSS) FROM OPERATIONS	(40,821,103)	815,619

OTHER INCOME / (EXPENSE), NET
Other income	397,532	—
Other expense	(73,660)	(67,160)
Total other income / (expense), net	323,872	(67,160)
NET INCOME / (LOSS) BEFORE TAX	(40,497,231)	748,459

Income tax	(165,485)	(420)
NET INCOME / (LOSS)	$(40,662,716)	$748,039

Loss attributable to non-controlling interest	913	—
NET INCOME / (LOSS) FOR THE PERIOD	(40,661,803)	748,039

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	3,404	9,067

TOTAL COMPREHENSIVE INCOME / (LOSS)	$(40,658,399)	$757,106

Weighted average number of common shares outstanding - basic and diluted (1)	198,742,643	109,911,475

Net income / (loss) per share - basic and diluted (1)	$(0.20)	$0.01

(1)	For the year ended December 31, 2023, we have removed the issue of the CICO shares within the weighted average shares & net income / (loss) per share calculation due to their substance being cancelled post-year-end, despite their legal form.

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (AS RESTATED)

 (Stated in US Dollars)

	Common stock		Additional paid-in	Accumulated gain /	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amount	capital	(deficit)	income / (loss)	interest	equity
Balance, December 31, 2021	101,666,666	$101,667	$—	$(226,828)	$4,263	$—	$(120,898)
Net income for Fintech Scion UK Group for the 11 months period pre-acquisition	—	—	—	716,567	—	—	716,567
Acquisition of subsidiaries (Accounting Acquiree)	97,075,977	97,076	58,148,510	—	—	—	58,245,586
Net income for Fintech Scion US Group for the 1 month period post-acquisition	—	—	—	31,472	—	—	31,472
Foreign currency translation adjustment	—	—	—	—	9,067	—	9,067
Balance, December 31, 2022	198,742,643	$198,743	$58,148,510	$521,211	$13,330	$—	$58,881,794
Net income	—	—	—	(40,661,803)	—	(913)	(40,662,716)
Foreign currency translation adjustment	—	—	—	—	3,404	—	3,404
Issuance of stock	100,000,000	100,000	—	—	—	—	100,000
Balance, December 31, 2023	298,742,643	$298,743	$58,148,510	$(40,140,592)	$16,734	(913)	$18,322,482

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH SCION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

	For the Year Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(40,662,716)	$748,039
Items not involving cash:
Depreciation and amortization of- property, plant and equipment and right-of-use assets	37,853	21,737
Gain on disposal of subsidiaries	—	—
Impairment on goodwill	39,136,871	—
Changes in operating assets and liabilities:
Accounts receivables	1,732,221	(1,792,195)
Other receivables, prepayments and other current assets	539,842	(1,018,177)
Inventories	(9,728)	(2,272)
Accounts payable	(569,993)	617,655
Commission payables	—	—
Accrued expense and other payables	91,181	1,839,444
Net (used in) / cash generated by operating activities	295,531	414,231

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,496)	(112,675)
Disposal of subsidiaries, net of cash disposed	—	1,049,608
Acquisition of subsidiaries, net cash acquired	—	2,485,213
Net (used in) / cash generated by investing activities	(12,496)	3,422,146

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related parties	(411,858)	(180,120)
Proceeds from issuance of shares	100,000	—
Net cash generated by / (used in) financing activities	(311,858)	(180,120)

EFFECT OF EXCHANGE RATES ON CASH	3,404	9,067

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,419)	3,665,324

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,791,378	126,054

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,765,959	$3,791,378

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

Uncertain Tax Positions

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes are classified as a component of the provisions for income taxes. As of December 31, 2023 and 2022, the Company recognized income tax of expense of $165,485 and $420 respectively.

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

Income taxes includes the following components:

	For the year ended
	December 31, 2023	December 31, 2022
United States	$55,692	$—
Foreign	109,793	420
Income tax recovery	$165,485	$420

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

The disaggregation of revenue of the Company by geographical region is as follows:

	United Kingdom		Malaysia		Total
	2023	2022	2023	2022	2023	2022
				As Restated		As Restated
Transaction fees	1,983,139	2,476,385	287,734	218	2,270,873	2,476,603
Other	—	—	149,311	328	149,311	328
Total revenue	1,983,139	2,476,385	437,045	546	2,420,184	2,476,931

10.	RELATED PARTY TRANSACTIONS

	As of December 31, 2023	As of December 31, 2022
Amount due from related parties
Ho Wah Genting Group Sdn Bhd (2)	$—	$799,094
HWG Fintech International Ltd (2)	—	497,841
Total Amount due from related parties	$—	$1,296,935

Amount due to related parties
Grande Legacy Inc. (1)	$—	$266,610
HWG Capital Inc. (3)	—	329,565
HWG Digital Investment Bank (Malaysia) P.L.C. (2)	—	1,596,825
Aelora Sdn Bhd (1)	—	23,933
Ho Wah Genting Group Sdn Bhd (2)	25,748	—
Shalom Dodoun (4)	727,624	246,900
Natalie Kastberg (5)	1,668	—
Total Amount due to related parties	$755,040	$2,463,833

The related party balances are unsecured, interest-free and repayable on demand.

(1)	During the year ended December 31, 2022, Aelora Sdn Bhd (“ASB” and previously known as “Vitaxel Sdn Bhd”) and Vitaxel Online Mall Sdn Bhd (“VOM”), which are dormant, have been disposed as part of the restructuring transactions as disclosed in Note 1: Organization and Business.

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

14.	COMPARATIVES

These comparative figures have been restated:

(i)	Due to recognition of exclusion of results of operation of the Group up to acquisition date.

(ii)	Due to adjustment of recognition of financial statements related to the disposal and acquisition of subsidiaries for compliance with US GAAP in conjunction with the reverse acquisition.

(iii)	Due to recognition of historical shareholders’ equity of the accounting acquirer (legal acquiree) prior to the reverse acquisition. The total issued and outstanding shares of the accounting acquirer, Fintech, were 50,000 as of December 31, 2021. Following the reverse acquisition, the shares were deemed to have undergone a 2,033.333-for-1 stock split.

(iv)	Due to recognition of weighted average shares arising from reverse merger and shares issued.

Adjustments for Financial Year 2022

2022	Previously Stated	Recognition	As Restated

Consolidated Balance Sheets – Note 14 (iii)
Stockholders’ Equity	111,770,998	(53,622,488)	58,148,510
Additional paid-in capital	(55,000,000)	55,000,000	—
Merger reserves	1,342,788	(821,577)	521,211
Accumulated surplus/(deficit)	565,935	(552,605)	13,330
Accumulated other comprehensive income	58,878,464	3,330	58,881,794
Equity attributable to equity holders of the parent	3,330	(3,330)	—

2022
Consolidated Statements of Income or Loss and Comprehensive Income or Loss – Note 14 (i)(ii)
Revenue	3,084,279	(607,348)	2,476,931
Cost of Revenue	(430,281)	15,271	(415,010)
Gross Profit	2,653,998	(592,077)	2,061,921
Selling expense	(9,790)	8,813	(977)
General and administrative expenses	(1,863,982)	618,657	(1,245,325)
Operating Profit	780,226	35,393	815,619
Total other income / (expense), net	5,143,801	(5,210,961)	(67,160)
Net income before tax	5,924,027	(5,175,568)	748,459
Income tax	(5,057)	4,637	(420)
Net income for the period	5,918,970	(5,170,931)	748,039
Foreign currency translation adjustment	308,288	(299,221)	9,067

2022
Consolidated Statements of Stockholders’ Equity – Note 14 (iii)
Balance, December 31, 2021
- Common Stock (Shares)	54,087,903	47,578,763	101,666,666
- Common Stock (Amount)	5,409	96,258	101,667
- Additional paid-in capital	4,749,798	(4,749,798)	—
- Accumulated gain / (deficit)	(9,598,819)	9,371,991	(226,828)
- Accumulated other comprehensive income / (loss)	257,647	(253,384)	4,263
Net Income
- Accumulated Gain/(Deficit)	5,918,970	(5,918,970)	—
Net income for Fintech Scion UK Group for the 11 months period pre-acquisition
- Accumulated gain / (deficit)	—	716,567	716,567
Reverse stock split
- Common Stock (Shares)	(48,678,593)	48,678,593	—
Issuance of stock
- Common Stock (Shares)	193,333,333	(193,333,333)	—
- Common Stock (Amount)	193,334	(193,334)	—
Acquisition of subsidiaries
- Common Stock (Shares)	—	97,075,977	97,075,977
- Common Stock (Amount)	—	97,076	97,076
- Additional paid-in capital	113,389,440	(55,240,930)	58,148,510
- Merger reserves	(55,000,000)	55,000,000	—
Reverse merger recapitalization
- Additional Paid-in Capital	(5,022,637)	5,022,637	—
- Accumulated gain / (deficit)	5,022,637	(5,022,637)	—
Net income for Fintech Scion US Group for the 1 month period post-acquisition
- Accumulated gain / (deficit)	—	31,472	31,472
Foreign currency translation adjustment
- Accumulated other comprehensive income / (loss)	308,288	(299,221)	9,067

2022
Consolidated Statements of Cash Flow – Note 14 (i)(ii)
Net income / (loss)	5,918,970	(5,170,931)	748,039
Depreciation and amortization of- property, plant and equipment and right-of-use assets	37,471	(15,734)	21,737
Gain on disposal of subsidiaries	(5,481,178)	5,481,178	—
Other receivables, prepayments and other current assets	(1,011,960)	(6,217)	(1,018,177)
Commission payables	(126,315)	126,315	—
Accrued expense and other payables	1,519,318	320,126	1,839,444
Net (used in) / cash generated by operating activities	(320,584)	734,815	414,231
Purchase of property and equipment	—	(112,675)	(112,675)
Disposal of subsidiaries, net of cash disposed	(75,389)	1,124,997	1,049,608
Acquisition of subsidiaries, net cash acquired	3,791,378	(1,306,165)	2,485,213
Net (used in) / cash generated by investing activities	3,715,989	(293,843)	3,422,146
Proceed from / (repayment to) related parties	391,805	(571,925)	(180,120)
Net cash generated by / (used in) financing activities	391,805	(571,925)	(180,120)
EFFECT OF EXCHANGE RATES ON CASH	(32,865)	41,932	9,067
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,754,345	(89,021)	3,665,324
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	37,033	89,021	126,054

Adjustments for Disaggregation of Revenue for Financial Year 2022 – Note 14 (i)

	United Kingdom	Malaysia			Total
	2022	2022			2022
	Previously Stated	Previously Stated	Recognition	As Restated	Previously Stated	Recognition	As Restated
Transaction fees	2,476,385	547,600	(547,382)	218	3,023,985	(547,382)	2,476,603
Other	—	60,294	(59,966)	328	60,294	(59,966)	328
Total revenue	2,476,385	607,894	(607,348)	546	3,084,279	(607,348)	2,476,931

	Total
	2023	2022
Payment Services Provider (PSP)	817,572	439
Foreign Exchange (FX) Conversion	1,434,029	2,472,992
Whitelabelling	168,583	3,500
Acquirer Services	—	—
Business Accounts	—	—
SEPA and SWIFT Payments	—	—
Total Revenue	2,420,184	2,476,931

Adjustments for Weighted Average Shares and Net Income / (Loss) Per Share – Note 14 (iv)

	Previously Stated	Recognition	As Restated
2023
Consolidated Statements of Income or Loss and Comprehensive Income or Loss
Weighted average number of common shares outstanding - basic and diluted (1)	298,742,643	(100,000,000)	198,742,643
Net income / (loss) per share - basic and diluted (1)	(0.14)	(0.06)	(0.20)

(1)   For the year ended December 31, 2023, we have removed the issue of the CICO shares within the weighted average shares & net income / (loss) per share calculation due to their substance being cancelled post-year-end, despite their legal form.

2022
Consolidated Statements of Income or Loss and Comprehensive Income or Loss
Weighted average number of common shares outstanding - basic and diluted	198,742,643	(88,831,168)	109,911,475
Net income / (loss) per share - basic and diluted	0.03	(0.02)	0.01

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of September 30, 2024, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of the named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of September 30, 2024, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The percentage of ownership is based on 198,742,643 shares of common stock outstanding on September 30, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of September 30, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on this this 25th day of October, 2024.

FINTECH SCION LIMITED

By:	/s/ Lim Chun Hoo
Lim Chun Hoo
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lim Chun Hoo	Chief Executive Officer & Director	October 28, 2024
Lim Chun Hoo	(Principal Executive Officer)

/s/ Colin Ellis	Chief Financial Officer & Director	October 28, 2024
Colin Ellis	(Principal Financial and Accounting Officer)

/s/ Richard Berman	Director	October 28, 2024
Richard Berman