Form 10-Q
period 2024-03-31
Fintech Scion Ltd
filed 2024-11-20
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55685

FINTECH SCION LIMITED
(Exact name of registrant as specified in its charter)

Nevada	30-0803939
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

M Floor & 1st Floor, No. 33, Jalan Maharajalela, 50150, Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

+603 9226 0908

(Registrant’s telephone number, including area code)

Not applicable.

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

Yes ☐  No ☒

As of November 18, 2024, there were 198,742,643 shares of the issuer’s common stock issued and outstanding.

FINTECH SCION LIMITED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FINTECH SCION LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	As of	As of
	March 31,	December 31,
	2024 (Unaudited)	2023 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,585,341	$3,765,959
Accounts receivable	40,311	59,974
Amount due from related parties	—	—
Inventories	12,000	12,000
Other receivables, prepayments and other current assets	189,835	509,451
Total Current Assets	3,827,487	4,347,384

Non-current assets
Intangible asset	26,960	34,707
Goodwill	16,657,653	16,657,653
Property and equipment, net	35,736	38,600
Total Non-Current Assets	16,720,349	16,730,960

TOTAL ASSETS	$20,547,836	$21,078,344

LIABILITIES
Current liabilities
Amounts due to related parties	$897,177	$755,040
Accounts payable	327,122	47,662
Accruals and other payables	1,829,845	1,953,160
Total Current Liabilities	3,054,144	2,755,862
TOTAL LIABILITIES	3,054,144	2,755,862

Commitments and Contingencies (Note 10)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 and $0.001: 400,000,000 shares authorized, respectively; 198,742,643 and 298,742,643 shares issued and outstanding, respectively	198,743	298,743
Additional paid-in capital	58,148,510	58,148,510
Accumulated surplus	(40,877,125)	(40,140,592)
Accumulated other comprehensive income	24,911	16,734
Equity attributable to equity holders of the parent	17,495,039	18,323,395
Non-controlling interests	(1,347)	(913)
Total Stockholders’ Equity	17,493,692	18,322,482

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,547,836	$21,078,344

 The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended March 31,
	2024	2023
REVENUE	$259,394	$847,194

COST OF REVENUE	(37,150)	(35)

GROSS PROFIT	222,244	847,159

OPERATING EXPENSES
General and administrative expenses	(883,892)	(871,366)
Total operating expenses	(883,892)	(871,366)

LOSS FROM OPERATIONS	(661,648)	(24,207)

OTHER INCOME/(EXPENSE), NET
Other income	2,107	30,976
Other expense	(77,426)	(574)
Total Other income / (Expense), net	(75,319)	30,402

NET INCOME / (LOSS) BEFORE TAX	$(736,967)	$6,195

Income tax	—	(2,626)

NET LOSS	$(736,967)	$3,569

Loss attributable to non-controlling interest	434	440
NET INCOME / (LOSS) FOR THE PERIOD	(736,533)	4,009

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	8,177	14,024

TOTAL COMPREHENSIVE INCOME / (LOSS)	$(728,356)	$18,033

Weighted average number of common shares outstanding - basic and diluted	198,742,643	198,742,643
Net income / (loss) per share - basic and diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(736,967)	$3,569
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	10,352	10,819
Changes in operating assets and liabilities
Accounts receivables	19,663	650,768
Other receivables, prepayments and other current assets	319,616	583,475
Inventories	—	35
Accounts Payable	279,460	(198,653)
Accrued expense and other payables	(123,315)	(116,336)
Net (used in) / cash generated by operating activities	(231,191)	933,677

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment and rights-of-use assets	259	(6,500)
Net (used in) / cash generated by investing activities	259	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	(100,000)	—
(Repayments) / Proceeds from related parties	142,137	(839,697)
Net cash generated by / (used in) financing activities	42,137	(839,697)

EFFECT OF EXCHANGE RATES ON CASH	8,177	14,024

NET CHANGE IN CASH AND CASH EQUIVALENTS	(180,618)	101,504

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,765,959	3,791,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,585,341	$3,892,882

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Fintech Scion Limited (“the Company”) formerly known as HWGC Holdings Limited, incorporated in Nevada.

The Company holds the following equity interests in its subsidiaries:

			Interest
No.	Name of subsidiary	Country of incorporation	2024%	2023%	Principal activities
1	FintechCashier Asia P.L.C., formerly known as HWGG Capital P.L.C. (“FintechAsia”)	Malaysia	100	100	Money broking
2	HWG Cash Singapore Pte Ltd (“HCS”)*	Singapore	55	55	Trading of digital assets
3	HWGC KZ Limited (“HKZ”)*	Kazakhstan	100	100	Software development
4	Fintech Scion Limited (“Fintech”)	United Kingdom	100	100	Holding company and protection of Intellectual Property
5	Fintech Digital Solutions Limited (“FDS”)	United Kingdom	100	100	Digital payment services
6	Fintech Digital Consulting Limited (“FDC”)	United Kingdom	100	100	Technology provider and payment consulting

*	HCS and HKZ are currently dormant.

The Company offers digital banking services by providing the tools, skills, and solutions to facilitate payment services to merchants, offering a variety of secured, online and fully managed transactions and settlements.

2.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information under Article 8 of Regulation S-X. They do not include all information and foot notes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statement for the year ended December 31, 2023, included in the Company’s Form 10-K/A filed with the SEC on October 28, 2024 (“Annual Report on Form 10-K/A”). The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in our Annual Report on Form 10-K/A.

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Accounts receivable represent balances from transactions fees receivable generated from financial payment and settlement services such as from the Payment Services Provider, Foreign Exchange (FX) Conversion fees and whitelabelling services.

Services billed are generally settled upon financial services have been rendered. Only limited clients are extended with credits.

As of March 31, 2024, accounts receivable balances of $40,311 mainly derived from whitelabelling services. As of December 31, 2023, accounts receivable balances of $59,974 mainly derived from whitelabelling services and commissions receivables.

The company considers accounts receivable to be fully collectible, therefore no impairment is necessary as at March 31, 2024 and December 31, 2023.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	March 31, 2024	December 31, 2023

Other receivables (1)	$99,316	$294,780
Deposits (2)	$75,143	$110,161
Prepayments (3)	$15,376	$4,510
Common stock not paid (4)	$—	$100,000
	$189,835	$509,451

(1)	Other receivables primarily represent balances in liquidity solution providers.
(2)	Deposits represented payments for rental, utilities, and deposit payment to product suppliers.
(3)	Prepayments mainly consists of prepayment for insurance and IT related fees.
(4)	Common stock not paid consists of the shares issued to CICO as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

5.	GOODWILL

The table below sets forth the carrying amount of goodwill for March 31, 2024 and December 31, 2023.

	As of March 31, 2024	As of December 31, 2023

Gross carrying amount	$—	$—
Acquired in business combination (1)	55,794,524	55,794,524
	55,794,524	55,794,524
Accumulated impairment	$(39,136,871)	$—
Impairment (2)	—	(39,136,871)
	—	—

Goodwill, net	$16,657,653	$16,657,653

(1)	Goodwill was acquired during the year ended December 31, 2022 resulted from the acquisition of Fintech as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

(2)	The Company has adopted a policy of performing its annual goodwill impairment test in the fourth quarter of every year. In connection with the annual goodwill impairment test in the fourth quarter of 2023, the Company estimated the fair value of our FintechAsia reporting unit using the income approach. In the annual 2023 test, the FintechAsia reporting unit exceeded the carrying values by more than 50 percent. The Company performed a qualitative test on our FintechAsia reporting unit and concluded it was more likely than not the fair value of this reporting unit exceeded its carrying value.

During the year ended December 31, 2023, the Company recorded a goodwill impairment charge of $39,136,871 in our FintechAsia reporting unit, primarily due to the surrendering of our credit token license, significant impacts on money broking transactional volume following the cryptocurrency market crash in 2022, and the fair value of share price which is much higher than the fair value of the assets acquired. Both significantly impacted forecasted cash flows used in our analysis. Moreover, operating expenses did not decline proportionally to revenue. In addition, inflationary pressures also caused our forecasted expenses to increase. Furthermore, our discounted cash flows utilized a higher risk-adjusted discount rate for the 2023 impairment test, primarily due to central banks raising interest rates in 2023 and increased country-specific risk due to macroeconomic factors.

The Company estimated the fair value of the FintechAsia reporting unit based on income approach. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit.

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

The Company used significant unobservable inputs within the income approach valuation method. These include the discount rate of 25.05%, being the calculated weighted average cost of capital for our company, and the long-term growth rate of 1.50% was based on the annual percentage change of real GDP growth. Significant increases (decreases) in growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

The Company will continue to monitor the fair value of our reporting units in our interim and annual reporting periods. While the policy of the Company on conducting impairment on annual basis stand, it is the directors’ responsibility to ensure that the reports (including annual and quarterly reports) are accurate. Hence, for good corporate governance practice purposes, the directors have also reviewed the fair value of goodwill in both quantitative and qualitative information during this quarterly period. If our estimated cash flows decrease, the Company may have to record further impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes the market, 2) our inability to achieve the estimated operating margins in our forecasts from our restructuring programs, cost saving initiatives, and other unforeseen factors, and 3) the weakening of foreign currencies against the U.S. Dollar. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values. Due to the significant carrying amount of goodwill recognized, any further impairment may cause a significant adverse financial impact on the Company that could raise doubt about the Company’s ability to continue as a going concern.

For the quarterly period ended March 31, 2024, the management has determined that a quarterly goodwill impairment assessment is not necessary for the following reasons, despite the annualized financial performance of the FintechAsia reporting unit for the full year 2024 being lower than our current estimates:

1.     New Clients Onboarding: FintechAsia has onboarded new clients with the potential for significant transaction volumes. The level of contribution from these new clients remains undetermined, as it will depend on the volume of transactions. Based on discussions with clients, the Company believes there is still a possibility of reaching breakeven for FintechAsia by the end of 2024.

2.     Cost Saving Initiatives: The costs associated with Fintech are expected to decrease significantly in 2024. These cost savings are expected to be reflected in the Company’s financial performance starting from the quarterly period ending September 30, 2024. The full impact of these cost-saving initiatives will be more accurately reflected in the Company’s results when the books are closed at year-end.

Given these factors, the management believes that conducting a quarterly goodwill impairment test would not provide an accurate reflection of the Company’s financial position and would not align with the adopted policy. The year-end goodwill impairment review for the annual financial statements is based on a complete 12-month period of results, allowing for a more robust assessment of the contracts entered into by the Company. This approach is consistent with the policy adopted for the Company’s goodwill assessment and the impairment provisions for the Form 10-K for the financial year ended December 31, 2023. Management will conduct a more detailed analysis to determine whether further impairment is required when preparing the Form 10-K for the financial year ending December 31, 2024.

For the quarterly period ended March 31, 2024, our total assets stood at $20,547,836, while our total stockholders’ equity was $17,493,692. For discussion purposes, assuming a full goodwill impairment of $16,657,653, our total assets would be reduced to $3,890,183, and total stockholders’ equity would decrease to $836,039. Even after this assumed impairment, our total assets would still exceed total liabilities of $3,054,144 by $836,039, and our total stockholders’ equity would remain positive. Management believes that the going concern basis for the preparation of the financial statements is appropriate, even with a full goodwill impairment (which is highly unlikely, as FintechAsia will continue to drive value, and therefore goodwill will not require a full impairment). The scenario of full impairment presented above is a conservative assumption to demonstrate that, even in this unlikely case, the Group would still maintain positive total assets and stockholders’ equity.

For the quarterly period ended March 31, 2024, the Company reported amounts due to related parties totalling $897,177. These loans were obtained to provide the Company with the necessary funds to meet its short-term financial obligations. To enhance investor confidence, the Company intends to negotiate with the related parties to secure their continued support by extending the due date of these loans for a period of no less than 12 months, with the assurance that no repayment will be sought until the Company’s liabilities are stabilized.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of March 31, 2024	As of December 31, 2023

Office equipment	$8,578	$8,628
Computer equipment	49,400	49,600
Furniture and fittings	4,815	4,824
Software and website	10,173	10,173
	72,966	73,225
Less: Accumulated depreciation	(37,230)	(34,625)
Balance at end of period/year	$35,736	$38,600

Depreciation expenses charged to the statements of operations and comprehensive loss for the three months periods ended March 31, 2024 and 2023 were $2,605 and $3,344 respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of March 31, 2024	As of December 31, 2023

Provisions and accruals (1)	$326,946	$319,939
Others (2)	1,502,899	1,633,221
Balance at end of period/year	$1,829,845	$1,953,160

(1)	Provisions and accruals consists mainly of audit and accountancy fees and includes $52,000 of share options issued to directors at the year ended December 31, 2023.
(2)	Other payables mainly consists of client funds.

8.	REVENUE

Within the current period, the Company mainly derives its revenue from its whitelabelling service. The Company considers its performance obligation satisfied and recognizes revenue over time when the service is provided.

Previously, the Company derived its revenue mainly from transaction fees earned through financial payment and settlement services. For these transaction fee revenues, the Company views itself as the agent in these transactions and as a result, records revenue on a net basis. The Company considers its performance obligation satisfied and recognizes revenue at the point in time the transaction is processed.

The disaggregation of revenue of the Company by the services rendered for the period ended March 31, 2024 and 2023 is as follows:

	Total
	2024	2023
Payment Services Provider (PSP)	—	177,825
Foreign Exchange (FX) Conversion	27,057	658,869
Whitelabelling	150,118	10,500
Referral fees(1)	82,219	—
Total Revenue	259,394	847,194

(1)	Referral fees is a new revenue stream within 2024 following the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom. As a result, the existing client base of Fintech was transferred to a third party and a revenue share agreement was established.

9.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of March 31, 2024	As of December 31, 2023
Amount due to related parties
Ho Wah Genting Group Sdn Bhd (1)	$40,614	$25,748
Shalom Dodoun (2)	741,009	727,624
Natalie Kastberg (3)	1,654	1,668
CICO Digital Solutions Limited (4)	113,900	—
Total Amount due to related parties	$897,177	$755,040

The related party balances are unsecured, interest-free and repayable on demand.

(1)	Dato’ Lim Hui Boon, the previous president of the Company, is the director of Ho Wah Genting Group Sdn Bhd (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company.

Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company, is a previous director of HWGGSB.

The amount due to HWGGSB as at March 31, 2024 and December 31, 2023, were advances made by HWGGSB to the Company.

(2)

Mr Shalom Dodoun (“Mr Shalom”) was the previous director and CEO of the Company. The amount due to Mr Shalom as at March 31, 2024 and December 31, 2023, were advances made by Mr Shalom to the Company. Mr Shalom agreed to grant the Company an unsecured Sterling term loan facility and the Company shall pay interest on the Loan at the rate of 6% per annum above Barclays Bank Rate.

(3)	Ms Natalie Kastberg (“Ms Kastberg”), is a current director of Fintech. The amount due to Ms Kastberg as at March 31, 2024 and December 31, 2023, were advances made by Ms Kastberg to the Company.
(4)	Mr Shalom, the previous director and CEO of the Company, is a shareholder in CICO Digital Solutions Limited (“CICO”). The amount due to CICO as at March 31, 2024, were advances made by CICO to the Company.

(5)

Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer of the Company that are individually in excess of $100,000 annually:

	As of March 31, 2024	As of December 31, 2023
Directors & Officers
Shalom Dodoun – Previous Director, Chief Executive Officer of the Company	$66,581	$287,138
Richard Berman – Non-executive Director of the Company (6)	$30,000	$100,000

(6)	Mr Richard Berman (“Mr Berman”), is a current non-executive director of the Company.

10.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

(1)

Upon the successful uplisting of the Company to Nasdaq, Mr Richard Berman, the non-executive director of the Company, shall be rewarded with Company’s shares, up to a maximum of 1% of the Company’s market capitalization. The number of shares to be issued shall be calculated based on the market share price (as stated on Nasdaq) on the first closing date of the Company listed on Nasdaq.

(2)	Following the financial year end, the 100,000,000 shares that were issued to CICO for the acquisition of assets as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2023, were cancelled and removed from the Company’s issued and outstanding shares of common stock on January 30, 2024. The total issued and outstanding shares of the Company will be reduced to 198,742,643 shares on January 30, 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue

Revenue generated by the Company during the three months ended March 31, 2024 consists of three components, including: Payment Service Provider (PSP), Foreign Exchange (FX) Conversion and Whitelabelling. The revenue generated from each component is outlined in the following table.

	Three Months Ended March 31,
	2024	2023
Payment Services Provider (PSP)	$—	$177,825
Foreign Exchange (FX) Conversion	27,057	658,869
Whitelabelling	150,118	10,500
Referral fees(1)	82,219	—
Total Revenue	$259,394	$847,194

(1)	Referral fees is a new revenue stream within 2024 following the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom. As a result, the existing client base of Fintech was transferred to a third party and a revenue share agreement was established.

We recognized $259,394 and $847,194 revenues for the three months ended March 31, 2024 and 2023, respectively. The decrease in revenue was primarily due to lower-than-expected transactions for both the Payment Services Provider and Foreign Exchange (FX) Conversion services. There has been less onboarding of new clients in the first quarter of 2024 for our services, which mean we are primarily servicing existing clients. Additionally, the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom, also partially impacted our operations. Revenue recognized during the period is mainly from whitelabelling provided by FintechAsia and referral fees provided by FDS.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 was $37,150 compared to $35 for the three months ended March 31, 2023, due to increase in processing fees for our business transaction.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $222,244 compared to $847,159 for the period ended March 31, 2023. The decrease resulted primarily from the lower-than-expected revenue generated from our services and higher cost of revenue.

Operating Expenses

For the three months ended March 31, 2024, we incurred total operating expenses in the amount of $883,892 compared to $871,366 for the three months ended March 31, 2023. The increase of $12,526 or 1% was mainly attributed to the increased costs associated with preparation for the Nasdaq listing. Specifically, legal fees rose to $106,638 in Q1FY2024 from $17,500 in Q1FY2023, director fees increased to $36,000 in Q1FY2024 from $10,000 in Q1FY2023, and share-based payments were $13,000 in Q1FY2024 compared to $nil in Q1FY2023. However, the increase in the above costs was partially offset by a decrease in the general and administrative expenses of Fintech. This includes a $81,475 or 49% decrease of banking and processing fees, $31,941 or 15% decrease of consultation fees, and a $25,777 or 85% decrease of professional fees.

Liquidity and Capital Resources

As of March 31, 2024, we had a cash balance of $3,585,341. During the period ended March 31, 2024, net cash used in operating activities totaled $231,191. Net cash generated from investing activities totaled $259. Net cash generated by financing activities during the period totaled $42,137. The resulting change in cash for the period was a decrease of $180,618, which was primarily due to cash used in operating activities. As of March 31, 2024, we had current liabilities of $3,054,144, which was composed of amount due to related parties of $897,177, accounts payable of $327,122, and accruals and other payable of $1,829,845. We had net assets of $17,493,692 and $18,322,482 as of March 31, 2024 and December 31, 2023, respectively. For the period ended March 31, 2024, we have recognized goodwill of $16,657,653 compared to $16,657,653 for the year ended December 31, 2023. After completing our annual impairment review for each reporting unit during the fourth quarter of 2023, we concluded that goodwill of Fintech was impaired in the year ended December 31, 2023 and an impairment loss of $39,136,871 was recorded. We have recognized goodwill of $16,657,653 as a result from the acquisition of Fintech during the year ended December 31, 2022. We believe no impairment is required during the period ended March 31, 2024. However, due to the significant carrying amount of goodwill recognized, any indication of impairment that causes losses and give rise to substantial doubt about our ability to continue as going concern.

Cash Flows for the Three Months Ended March 31, 2024 and 2024.

The following table sets forth summary cash flow information for the periods presented:

	Three Months Ended March 31,
	2024	2023

Net (used in) / cash generated by operating activities	$(231,191)	$933,677
Net (used in) / cash generated by investing activities	$259	$(6,500)
Net cash generated by / (used in) financing activities	$42,137	$(839,697)
Effect of exchange rates on cash	$8,177	$14,024
Change in cash and cash equivalents	$(180,618)	$101,504

Cash Flows from Operating Activities

For the three months ended March 31, 2024, cash used in operating activities was $231,191 which consisted of a net loss for the three months ended March 31, 2024 of $736,967. Cash generated by other receivables, prepayments and other assets was $319,616, accounts payables was $279,460, accounts receivable was $19,663, and depreciation and amortization of property and equipment and right-of-use assets was $10,352. Cash used by accrued expense and other payables was $123,315.

For the three months ended March 31, 2023, net cash generated by operating activities was $933,677 which consisted of a net loss for the three months ended March 31, 2023 of $3,569. Cash generated from accounts receivables was $650,768, other receivables, prepayments and other assets was $583,475, depreciation and amortization was $10,819, and inventories was $35. Cash used by accounts payables was $198,653 and accrued expense and other payables was $116,336.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, net cash generated by investing activities was $259 which consisted of cash generated by purchase of property and equipment and right-of-use assets of $259.

For the three months ended March 31, 2023, cash used in investing activities was $6,500 which consisted of cash used in purchase of property and equipment and right-of-use assets of $6,500.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash generated by financing activities was $42,137 which consisted of cash generated by proceeds from related parties of $142,137 and cash used in the issuance of shares of $100,000.

For the three months ended March 31, 2023, cash used in financing activities was $839,697 which consisted of repayments to related parties of $839,697.

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

In order to ensure that our subsequent periodic quarterly reports for the financial year 2024 are filed in accordance with effective internal control over financial reporting, the company has temporarily held the filings of these quarterly reports until our Annual Report for the year ended December 31, 2023 is evaluated as effective by management.

For the financial year ended December 31, 2023, our management concluded that we did not maintain effective internal control over financial reporting, due to a weakness in our internal control over financial reporting, related to the acquisition of Fintech. This weakness was brought to our attention only when we received the SEC Staff Statement on June 11, 2024. In response to this weakness, the management has recognized the impact of the financial statement as described in the Annual Report on Form 10-K/A for the year ended December 31, 2023. Due to this weakness, the Company’s management has expended, and will continue to expend, substantial effort and resources for the remediation and improvement of our internal control over financial reporting.

On October 28, 2024, we filed the Annual Report on Form 10-K/A for the year ended December 31, 2023 with SEC. On November 4, 2024, we received the SEC Staff Statement confirming that they have completed their review of our Form 10-K/A. Hence, we are now filing this Quarterly Report for the period ended March 31, 2024 after the quarterly evaluation on our internal control over financial reporting has been completed, as described below.

Management’s Quarterly Report on Internal Control over Financial Reporting.

Lim Chun Hoo, our Chief Executive Officer (“CEO”), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

d)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. All material acquisition and disposal of subsidiary’s asset shall be approved by the board of director of the Company.

e)	Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree goodwill of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of March 31, 2024.

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

Changes in Internal Controls

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

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2023 as filed with the SEC on October 28, 2024. There have been no material changes in our risk factors from those previously disclosed in our Periodic Reports. You should carefully consider the risks described in our Periodic Reports, which could materially affect our business, financial condition or future results. The risks described in our Periodic Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH SCION LIMITED

Date: November 19, 2024	By:	/s/ Lim Chun Hoo
Lim Chun Hoo Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Colin Ellis
Colin Ellis Chief Financial Officer (Principal Financial and Accounting Officer)