Form 10-Q
period 2024-06-30
Fintech Scion Ltd
filed 2024-11-20
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

 FINTECH SCION LIMITED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FINTECH SCION LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	June 30,	December 31,
	2024 (Unaudited)	2023 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,455,972	$3,765,959
Accounts receivable	56,758	59,974
Amount due from related parties	—	—
Inventories	12,000	12,000
Other receivables, prepayments and other current assets	183,311	509,451
Total Current Assets	3,708,041	4,347,384

Non-current assets
Intangible asset	19,212	34,707
Goodwill	16,657,653	16,657,653
Property and equipment, net	33,063	38,600
Total Non-Current Assets	16,709,928	16,730,960

TOTAL ASSETS	$20,417,969	$21,078,344

LIABILITIES
Current liabilities
Amounts due to related parties	$1,196,146	$755,040
Accounts payable	382,109	47,662
Accruals and other payables	1,813,741	1,953,160
Total Current Liabilities	3,391,996	2,755,862
TOTAL LIABILITIES	3,391,996	2,755,862

Commitments and Contingencies (Note 10)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 and $0.001: 400,000,000 shares authorized, respectively; 198,742,643 and 298,742,643 shares issued and outstanding, respectively	198,743	298,743
Additional paid-in capital	58,148,510	58,148,510
Accumulated surplus	(41,341,454)	(40,140,592)
Accumulated other comprehensive income	21,668	16,734
Equity attributable to equity holders of the parent	17,027,467	18,323,395
Non-controlling interests	(1,494)	(913)
Total Stockholders’ Equity	17,025,973	18,322,482

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,417,969	$21,078,344

 The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE	$81,571	$583,628	$340,965	$1,430,822

COST OF REVENUE	(21,805)	(42,470)	(58,955)	(42,505)

GROSS PROFIT	59,766	541,158	282,010	1,388,317

OPERATING EXPENSES
General and administrative expenses	(409,548)	(900,620)	(1,293,440)	(1,783,986)
Total operating expenses	(409,548)	(900,620)	(1,293,440)	(1,783,986)

LOSS FROM OPERATIONS	(349,782)	(359,462)	(1,011,430)	(395,669)

OTHER INCOME/(EXPENSE), NET
Other income	—	46,515	2,022	89,491
Other expense	(114,694)	(230)	(192,035)	(804)
Total Other income / (Expense), net	(114,694)	46,285	(190,013)	88,687

NET LOSS BEFORE TAX	$(464,476)	$(313,177)	$(1,201,443)	$(306,982)

Income tax	—	453	—	(2,173)

NET LOSS	$(464,476)	$(312,724)	$(1,201,443)	$(309,155)

Loss attributable to non-controlling interest	147	61	581	501
NET LOSS FOR THE PERIOD	(464,329)	(312,663)	(1,200,862)	(308,654)

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	(2,330)	17,038	4,934	31,063

TOTAL COMPREHENSIVE INCOME / (LOSS)	$(466,659)	$(295,625)	$(1,195,928)	$(277,591)

Weighted average number of common shares outstanding - basic and diluted	198,742,643	198,742,643	198,742,643	198,742,643
Net Income (Loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,201,443)	$(309,155)
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	20,780	16,481
Changes in operating assets and liabilities
Accounts receivables	3,216	1,316,056
Other receivables, prepayments and other current assets	326,140	699,414
Inventories	—	(13,500)
Accounts Payable	334,447	(939,555)
Accrued expense and other payables	(139,419)	499,752
Net (used in) / cash generated by operating activities	(656,279)	1,269,493

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment and rights-of-use assets	252	(8,795)
Net (used in) / cash generated by investing activities	252	(8,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	(100,000)	—
(Repayments) / Proceeds from related parties	441,106	(589,994)
Net cash generated by / (used in) financing activities	341,106	(589,994)

EFFECT OF EXCHANGE RATES ON CASH	4,934	31,063

NET CHANGE IN CASH AND CASH EQUIVALENTS	(309,987)	701,767

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,765,959	3,791,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,455,972	$4,493,145

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of June 30, 2024, results of operations for the three months ended June 30, 2024 and 2023, and cash flows for the three months ended June 30, 2024 and 2023. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results of operations for the entire fiscal year.

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

As of June 30, 2024, accounts receivable balances of $56,758 mainly derived from whitelabelling services. As of December 31, 2023, accounts receivable balances of $59,974 mainly derived from whitelabelling services and commissions receivables.

The company considers accounts receivable to be fully collectible, therefore no impairment is necessary as at June 30, 2024 and December 31, 2023.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	June 30, 2024	December 31, 2023

Other receivables (1)	$97,162	$294,780
Deposits (2)	$75,160	$110,161
Prepayments (3)	$10,989	$4,510
Common stock not paid (4)	$—	$100,000
	$183,311	$509,451

(1)	Other receivables primarily represent balances in liquidity solution providers.
(2)	Deposits represented payments for rental, utilities, and deposit payment to product suppliers.
(3)	Prepayments mainly consists of prepayment for insurance and IT related fees.
(4)	Common stock not paid consists of the shares issued to CICO as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

5.	GOODWILL

The table below sets forth the carrying amount of goodwill for June 30, 2024 and December 31, 2023.

	As of June 30, 2024	As of December 31, 2023

Gross carrying amount	$—	$—
Acquired in business combination (1)	55,794,524	55,794,524
	55,794,524	55,794,524
Accumulated impairment	$(39,136,871)	$—
Impairment (2)	—	(39,136,871)
	—	—

Goodwill, net	$16,657,653	$16,657,653

(1)	Goodwill was acquired during the year ended December 31, 2022 resulted from the acquisition of Fintech as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

For the quarterly period ended June 30, 2024, the management has determined that a quarterly goodwill impairment assessment is not necessary for the following reasons, despite the annualized financial performance of the FintechAsia reporting unit for the full year 2024 being lower than our current estimates:

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

For the quarterly period ended June 30, 2024, our total assets stood at $20,417,969, while our total stockholders’ equity was $17,025,973. For discussion purposes, assuming a full goodwill impairment of $16,657,653, our total assets would be reduced to $3,760,316, and total stockholders’ equity would decrease to $368,320. Even after this assumed impairment, our total assets would still exceed total liabilities of $3,391,996 by $368,320, and our total stockholders’ equity would remain positive. Management believes that the going concern basis for the preparation of the financial statements is appropriate, even with a full goodwill impairment (which is highly unlikely, as FintechAsia will continue to drive value, and therefore goodwill will not require a full impairment). The scenario of full impairment presented above is a conservative assumption to demonstrate that, even in this unlikely case, the Group would still maintain positive total assets and stockholders’ equity.

For the quarterly period ended June 30, 2024, the Company reported amounts due to related parties totalling $1,196,146. These loans were obtained to provide the Company with the necessary funds to meet its short-term financial obligations. To enhance investor confidence, the Company intends to negotiate with the related parties to secure their continued support by extending the due date of these loans for a period of no less than 12 months, with the assurance that no repayment will be sought until the Company’s liabilities are stabilized.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of June 30, 2024	As of December 31, 2023

Office equipment	$8,579	$8,628
Computer equipment	49,406	49,600
Furniture and fittings	4,815	4,824
Software and website	10,173	10,173
	72,973	73,225
Less: Accumulated depreciation	(39,910)	(34,625)
Balance at end of period/year	$33,063	$38,600

Depreciation expenses charged to the statements of operations and comprehensive loss for the six months periods ended June 30, 2024 and 2023 were $5,285 (three months: $2,680) and $6,879 (three months: $3,535) respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of June 30, 2024	As of December 31, 2023

Provisions and accruals (1)	$397,176	$319,939
Others (2)	1,416,565	1,633,221
Balance at end of period/year	$1,813,741	$1,953,160

(1)	Provisions and accruals consists mainly of audit and accountancy fees and includes $52,000 of share options issued to directors at the year ended December 31, 2023.
(2)	Other payables mainly consists of client funds.

8.	REVENUE

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

The disaggregation of revenue of the Company by the services rendered for the six months ended June 30, 2024 and 2023 is as follows:

	Total
	2024	2023
Payment Services Provider (PSP)	—	360,158
Foreign Exchange (FX) Conversion	27,379	1,043,648
Whitelabelling	198,664	27,016
Referral fees(1)	114,922	—
Total Revenue	340,965	1,430,822

(1)	Referral fees is a new revenue stream within 2024 following the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom. As a result, the existing client base of Fintech was transferred to a third party and a revenue share agreement was established.

9.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of June 30, 2024	As of December 31, 2023
Amount due to related parties
Ho Wah Genting Group Sdn Bhd (1)	$191,714	$25,748
Shalom Dodoun (2)	724,308	727,624
Natalie Kastberg (3)	1,654	1,668
CICO Digital Solutions Limited (4)	278,470	—
Total Amount due to related parties	$1,196,146	$755,040

The related party balances are unsecured, interest-free and repayable on demand.

(1)	Dato’ Lim Hui Boon, the previous president of the Company, is the director of Ho Wah Genting Group Sdn Bhd (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company.

Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company, is a previous director of HWGGSB.

The amount due to HWGGSB as at June 30, 2024 and December 31, 2023, were advances made by HWGGSB to the Company.

(2)

Mr Shalom Dodoun (“Mr Shalom”) was the previous director and CEO of the Company. The amount due to Mr Shalom as at June 30, 2024 and December 31, 2023, were advances made by Mr Shalom to the Company. Mr Shalom agreed to grant the Company an unsecured Sterling term loan facility and the Company shall pay interest on the Loan at the rate of 6% per annum above Barclays Bank Rate.

(3)	Ms Natalie Kastberg (“Ms Kastberg”), is a current director of Fintech. The amount due to Ms Kastberg as at June 30, 2024 and December 31, 2023, were advances made by Ms Kastberg to the Company.

(4)	Mr Shalom, the previous director and CEO of the Company, is a shareholder in CICO Digital Solutions Limited (“CICO”). The amount due to CICO as at June 30, 2024, were advances made by CICO to the Company.

(5)

Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer of the Company that are individually in excess of $100,000 annually:

	As of June 30, 2024	As of December 31, 2023
Directors & Officers
Shalom Dodoun – Previous Director, Chief Executive Officer of the Company	$104,256	$287,138
Richard Berman – Non-executive Director of the Company (6)	$60,000	$100,000

(6)	Mr Richard Berman (“Mr Berman”), is a current non-executive director of the Company.

10.	COMMITMENTS AND CONTINGENCIES

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

 Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue

Revenue generated by the Company during the three months ended June 30, 2024 consists of three components, including: Payment Service Provider (PSP), Foreign Exchange (FX) Conversion and Whitelabelling. The revenue generated from each component is outlined in the following table.

	Three Months Ended June 30, 2024
	2024	2023
Payment Services Provider (PSP)	—	182,333
Foreign Exchange (FX) Conversion	322	384,779
Whitelabelling	48,546	16,516
Referral fees(1)	32,703	—
Total Revenue	81,571	583,628

(1)	Referral fees is a new revenue stream within 2024 following the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom. As a result, the existing client base of Fintech was transferred to a third party and a revenue share agreement was established.

We recognized $81,571 and $583,628 revenues for the three months ended June 30, 2024 and 2023, respectively. The decrease in revenue was primarily due to lower-than-expected transactions for both the Payment Services Provider and Foreign Exchange (FX) Conversion services. There has been less onboarding of new clients in the second quarter of 2024 for our services, which mean we are primarily servicing existing clients. Additionally, the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom, also partially impacted our operations. Revenue recognized during the period is mainly from whitelabelling provided by FintechAsia and referral fees provided by FDS.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2024 was $21,805 compared to $42,470 for the three months ended June 30, 2023. The decrease in cost of revenue is not in proportion to the decrease in revenue due to an increase in processing fees for our business transaction.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $59,766 compared to $541,158 for the period ended June 30, 2023. The decrease resulted primarily from the lower-than-expected revenue generated from our services.

Operating Expenses

For the three months ended June 30, 2024, we incurred total operating expenses in the amount of $409,548 compared to $900,620 for the three months ended June 30, 2023. The decrease of $491,072 or 55% was mainly attributed to the significant decrease in the general and administrative expenses of Fintech. This includes a $142,272 or 86%, decrease of platform development fees, a $79,194 or 77% decrease of rent expenses, and a $30,856 or 31% decrease of consultation fees.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue

	Six Months Ended June 30,
	2024	2023
Payment Services Provider (PSP)	—	360,158
Foreign Exchange (FX) Conversion	27,379	1,043,648
Whitelabelling	198,664	27,016
Referral fees	114,922	—
Total Revenue	340,965	1,430,822

We recognized $340,965 and $1,430,822 revenues for the six months ended June 30, 2024 and 2023, respectively. The decrease in revenue was primarily due to lower-than-expected transactions for both the Payment Services Provider and Foreign Exchange (FX) Conversion services. There has been less onboarding of new clients in the second quarter of 2024 for our services, which mean we are primarily servicing existing clients. Additionally, the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom, also partially impacted our operations. Revenue recognized during the period is mainly from whitelabelling provided by FintechAsia and referral fees provided by FDS.

Cost of Sales

Cost of sales for the six months ended June 30, 2024 was $58,955 compared to $42,505 for the six months ended June 30, 2023, due to increase in processing fees for our business transaction.

Gross Profit

Gross profit for the six months ended June 30, 2024 was $282,010 compared to $1,388,317 for the period ended June 30, 2023. The decrease resulted primarily from the lower-than-expected revenue generated from our services and higher cost of revenue.

Operating Expenses

For the six months ended June 30, 2024, we incurred total operating expenses in the amount of $1,293,440, composed solely of general and administrative expenses. Whilst, for the six months ended June 30, 2023, we incurred total operating expenses in the amount of $1,783,986, composed solely of general and administrative expenses. The decrease of $490,546 or 28% was mainly attributed to the significant decrease in the general and administrative expenses of Fintech, which decreased by $497,799 or 59%.

Liquidity and Capital Resources

As of June 30, 2024, we had a cash balance of $3,455,972. During the period ended June 30, 2024, net cash used in operating activities totaled $656,279. Net cash generated from investing activities totaled $252. Net cash generated by financing activities during the period totaled $341,106. The resulting change in cash for the period was a decrease of $309,987, which was primarily due to cash used in operating activities. As of June 30, 2024, we had current liabilities of $3,391,996, which was composed of amount due to related parties of $1,196,146, accounts payable of $382,109, and accruals and other payable of $1,813,741. We had net assets of $17,025,973 and $18,322,482 as of June 30, 2024 and December 31, 2023, respectively. For the period ended June 30, 2024, we have recognized goodwill of $16,657,653 compared to $16,657,653 for the year ended December 31, 2023. After completing our annual impairment review for each reporting unit during the fourth quarter of 2023, we concluded that goodwill of Fintech was impaired in the year ended December 31, 2023 and an impairment loss of $39,136,871 was recorded. We have recognized goodwill of $16,657,653 as a result from the acquisition of Fintech during the year ended December 31, 2022. We believe no impairment is required during the period ended June 30, 2024. However, due to the significant carrying amount of goodwill recognized, any indication of impairment that causes losses and give rise to substantial doubt about our ability to continue as going concern.

Cash Flows for the Six Months Ended June 30, 2024 and 2023.

The following table sets forth summary cash flow information for the periods presented:

	Six Months Ended June 30,
	2024	2023
Net (used in) / cash generated by operating activities	$(656,279)	$1,269,493
Net (used in) / cash generated by investing activities	$252	$(8,795)
Net cash generated by / (used in) financing activities	$341,106	$(589,994)
Effect of exchange rates on cash	$4,934	$31,063
Change in cash and cash equivalents	$(309,987)	$701,767

Cash Flows from Operating Activities

For the six months ended June 30, 2024, cash used in operating activities was $656,279 which consisted of a net loss for the six months ended June 30, 2024 of $1,201,443. Cash generated by accounts payables was $334,447, other receivables, prepayments and other assets was $326,140, depreciation and amortization of property and equipment and right-of-use assets was $20,780, and accounts receivable was $3,216. Cash used by accrued expense and other payables was $139,419.

For the six months ended June 30, 2023, net cash generated by operating activities was $1,269,493 which consisted of a net loss for the six months ended June 30, 2023 of $309,155. Cash generated from accounts receivables was $1,316,056, other receivables, prepayments and other assets was $699,414, accrued expense and other payables was $499,752, and depreciation and amortization of property and equipment and right-of-use assets was $16,481. Cash used by accounts payables was $939,555 and inventories was $13,500.

Cash Flows from Investing Activities

For the six months ended June 30, 2024, net cash generated by investing activities was $252 which consisted of cash generated by purchase of property and equipment and right-of-use assets of $252.

For the six months ended June 30, 2023, cash used in investing activities was $8,795 which consisted of cash used in purchase of property and equipment and right-of-use assets of $8,795.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash generated by financing activities was $341,106 which consisted of cash generated by proceeds from related parties of $441,106 and cash used in the issuance of shares of $100,000.

For the six months ended June 30, 2023, cash used in financing activities was $589,994 which consisted of repayments to related parties of $589,994.

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

On October 28, 2024, we filed the Annual Report on Form 10-K/A for the year ended December 31, 2023 with SEC. On November 4, 2024, we received the SEC Staff Statement confirming that they have completed their review of our Form 10-K/A. Hence, we are now filing this Quarterly Report for the period ended June 30, 2024 after the quarterly evaluation on our internal control over financial reporting has been completed, as described below.

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

Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2024.

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

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

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