Form 10-Q
period 2024-09-30
Fintech Scion Ltd
filed 2024-12-04
CIK 1623590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of December 1, 2024, there were 198,742,643 shares of the issuer’s common stock issued and outstanding.

 FINTECH SCION LIMITED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FINTECH SCION LIMITED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of	As of
	September 30,	December 31,
	2024 (Unaudited)	2023 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,014,768	$3,765,959
Accounts receivable	56,001	59,974
Amount due from related parties	—	—
Inventories	12,000	12,000
Other receivables, prepayments and other current assets	118,153	509,451
Total Current Assets	4,200,922	4,347,384

Non-current assets
Intangible asset	11,465	34,707
Goodwill	16,657,653	16,657,653
Property and equipment, net	31,447	38,600
Total Non-Current Assets	16,700,565	16,730,960

TOTAL ASSETS	$20,901,487	$21,078,344

LIABILITIES
Current liabilities
Amounts due to related parties	$1,458,808	$755,040
Accounts payable	335,046	47,662
Accruals and other payables	2,335,201	1,953,160
Total Current Liabilities	4,129,055	2,755,862
TOTAL LIABILITIES	4,129,055	2,755,862

Commitments and Contingencies (Note 10)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 25,000,000 shares authorized; and 0 outstanding	—	—
Common stock par value $0.001: 400,000,000 and $0.001: 400,000,000 shares authorized, respectively; 198,742,643 and 298,742,643 shares issued and outstanding, respectively	198,743	298,743
Additional paid-in capital	58,148,510	58,148,510
Accumulated surplus	(41,535,796)	(40,140,592)
Accumulated other comprehensive income	(37,302)	16,734
Equity attributable to equity holders of the parent	16,774,155	18,323,395
Non-controlling interests	(1,723)	(913)
Total Stockholders’ Equity	16,772,432	18,322,482

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,901,487	$21,078,344

 The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE	$220,209	$946,830	$561,174	$2,377,652

COST OF REVENUE	(8,827)	(72,486)	(67,782)	(114,991)

GROSS PROFIT	211,382	874,344	493,392	2,262,661

OPERATING EXPENSES
General and administrative expenses	(398,340)	(1,259,700)	(1,691,780)	(3,043,686)
Total operating expenses	(398,340)	(1,259,700)	(1,691,780)	(3,043,686)

LOSS FROM OPERATIONS	(186,958)	(385,356)	(1,198,388)	(781,025)

OTHER INCOME/(EXPENSE), NET
Other income	—	241,386	1,937	330,877
Other expense	(7,615)	(58)	(199,563)	(862)
Total Other income / (Expense), net	(7,615)	241,328	(197,626)	330,015

NET LOSS BEFORE TAX	$(194,573)	$(144,028)	$(1,396,014)	$(451,010)

Income tax	—	996	—	(1,177)

NET LOSS	$(194,573)	$(143,032)	$(1,396,014)	$(452,187)

Loss attributable to non-controlling interest	229	233	810	734
NET LOSS FOR THE PERIOD	(194,344)	(142,799)	(1,395,204)	(451,453)

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation adjustment	(58,057)	(17,506)	(54,036)	13,558

TOTAL COMPREHENSIVE INCOME / (LOSS)	$(252,401)	$(160,305)	$(1,449,240)	$(437,895)

Weighted average number of common shares outstanding - basic and diluted	198,742,643	198,742,643	198,742,643	198,742,643
Net Income (Loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINTECH SCION LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	For the Period Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,396,014)	$(452,187)
Items not involving cash:
Depreciation and amortization of– property and equipment and right-of-use assets	32,001	27,048
Changes in operating assets and liabilities
Accounts receivables	3,973	1,250,976
Other receivables, prepayments and other current assets	391,298	749,094
Inventories	—	(11,961)
Accounts Payable	287,384	(823,577)
Accrued expense and other payables	382,041	37,152
Net (used in) / cash generated by operating activities	(299,317)	776,545

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment and rights-of-use assets	(1,606)	(10,897)
Net (used in) / cash generated by investing activities	(1,606)	(10,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	(100,000)	—
(Repayments) / Proceeds from related parties	703,768	(845,440)
Net cash generated by / (used in) financing activities	603,768	(845,440)

EFFECT OF EXCHANGE RATES ON CASH	(54,036)	13,558

NET CHANGE IN CASH AND CASH EQUIVALENTS	248,809	(66,234)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,765,959	3,791,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,014,768	$3,725,144

SUPPLEMENTAL OF CASH FLOW INFORMATION

Cash paid for interest expenses	$—	$—
Cash paid for income tax	$—	$—

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

In the opinion of management, the Company has made all adjustments necessary to present a fair statement of the financial position as of September 30, 2024, results of operations for the three months ended September 30, 2024 and 2023, and cash flows for the three months ended September 30, 2024 and 2023. All significant intercompany transactions and balances are eliminated on consolidation. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results of operations for the entire fiscal year.

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

As of September 30, 2024, accounts receivable balances of $56,001 mainly derived from whitelabelling services. As of December 31, 2023, accounts receivable balances of $59,974 mainly derived from whitelabelling services and commissions receivables.

The company considers accounts receivable to be fully collectible, therefore no impairment is necessary as at September 30, 2024 and December 31, 2023.

4.	OTHER RECEIVABLES, PREPAYMENTS AND OTHER CURRENT ASSETS

Other receivables, prepayments and other current assets consist of the following:

	September 30, 2024	December 31, 2023

Other receivables (1)	$108,190	$294,780
Deposits (2)	$2,265	$110,161
Prepayments (3)	$7,698	$4,510
Common stock not paid (4)	$—	$100,000
	$118,153	$509,451

(1)	Other receivables primarily represent balances in liquidity solution providers.
(2)	Deposits represented payments for rental, utilities, and deposit payment to product suppliers.
(3)	Prepayments mainly consists of prepayment for insurance and IT related fees.
(4)	Common stock not paid consists of the shares issued to CICO as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

5.	GOODWILL

The table below sets forth the carrying amount of goodwill for September 30, 2024 and December 31, 2023.

	As of September 30, 2024	As of December 31, 2023

Gross carrying amount	$—	$—
Acquired in business combination (1)	55,794,524	55,794,524
	55,794,524	55,794,524
Accumulated impairment	$(39,136,871)	$—
Impairment (2)	—	(39,136,871)
	—	—

Goodwill, net	$16,657,653	$16,657,653

(1)	Goodwill was acquired during the year ended December 31, 2022 resulted from the acquisition of Fintech as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

(2)	The Company has adopted a policy of performing its annual goodwill impairment test in the fourth quarter of every year. In connection with the annual goodwill impairment test in the fourth quarter of 2023, the Company estimated the fair value of our FintechAsia reporting unit using the income approach. In the annual 2023 test, the FintechAsia reporting unit exceeded the carrying values by more than 50 percent. The Company performed a qualitative test on our FintechAsia reporting unit and concluded it was more likely than not the fair value of this reporting unit exceeded its carrying value.

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

For the quarterly period ended September 30, 2024, the management has determined that a quarterly goodwill impairment assessment is not necessary for the following reasons, despite the annualized financial performance of the FintechAsia reporting unit for the full year 2024 being lower than our current estimates:

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

Given these factors, the management believes that conducting a quarterly goodwill impairment test would not provide an accurate reflection of the Company's financial position and would not align with the adopted policy. The year-end goodwill impairment review for the annual financial statements is based on a complete 12-month period of results, allowing for a more robust assessment of the contracts entered into by the Company. This approach is consistent with the policy adopted for the Company’s goodwill assessment and the impairment provisions for the Form 10-K for the financial year ended December 31, 2023. Management will conduct a more detailed analysis to determine whether further impairment is required when preparing the Form 10-K for the financial year ending December 31, 2024.

For the quarterly period ended September 30, 2024, our total assets stood at $20,901,487, while our total stockholders' equity was $16,772,432. For discussion purposes, assuming a full goodwill impairment of $16,657,653, our total assets would be reduced to $4,243,834, and total stockholders' equity would decrease to $114,779. Even after this assumed impairment, our total assets would still exceed total liabilities of $4,129,055 by $114,779 and our total stockholders' equity would remain positive. Management believes that the going concern basis for the preparation of the financial statements is appropriate, even with a full goodwill impairment (which is highly unlikely, as FintechAsia will continue to drive value, and therefore goodwill will not require a full impairment). The scenario of full impairment presented above is a conservative assumption to demonstrate that, even in this unlikely case, the Group would still maintain positive total assets and stockholders' equity.

For the quarterly period ended September 30, 2024, the Company reported amounts due to related parties totalling $1,458,808. These loans were obtained to provide the Company with the necessary funds to meet its short-term financial obligations. To enhance investor confidence, the Company intends to negotiate with the related parties to secure their continued support by extending the due date of these loans for a period of no less than 12 months, with the assurance that no repayment will be sought until the Company’s liabilities are stabilized.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of September 30, 2024	As of December 31, 2023

Office equipment	$8,944	$8,628
Computer equipment	50,834	49,600
Furniture and fittings	4,880	4,824
Software and website	10,173	10,173
	74,831	73,225
Less: Accumulated depreciation	(43,384)	(34,625)
Balance at end of period/year	$31,447	$38,600

 Depreciation expenses charged to the statements of operations and comprehensive loss for the nine months periods ended September 30, 2024 and 2023 were $8,759 (three months: $3,474) and $9,772 (three months $2,893) respectively.

7.	ACCRUED EXPENSE AND OTHER PAYABLES

Accrued expense and other payables consist of the following:

	As of September 30, 2024	As of December 31, 2023

Provisions and accruals (1)	$542,308	$319,939
Others (2)	1,792,893	1,633,221
Balance at end of period/year	$2,335,201	$1,953,160

(1)	Provisions and accruals consists mainly of audit and accountancy fees and includes $52,000 of share options issued to directors at the year ended December 31, 2023. The Company will fund this expenditure through revenue generated or, if necessary, additional paid-up capital from existing major shareholders.
(2)	Other payables mainly consists of client funds. These are clients’ funds, which will be returned to clients upon completion of transaction with such clients. This will be paid from the Company’s cash and cash equivalent

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

The disaggregation of revenue of the Company by the services rendered for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30, 2024
	2024	2023
Payment Services Provider (PSP)	—	556,474
Foreign Exchange (FX) Conversion	123,167	1,774,947
Whitelabelling	277,036	46,231
Referral fees(1)	160,971	—
Total Revenue	561,174	2,377,652

(1)	Referral fees is a new revenue stream within 2024 following the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom. As a result, the existing client base of Fintech was transferred to a third party and a revenue share agreement was established.

9.	RELATED PARTY BALANCES AND TRANSACTIONS

	As of September 30, 2024	As of December 31, 2023
Amount due to related parties
Ho Wah Genting Group Sdn Bhd (1)	$283,517	$25,748
Shalom Dodoun (2)	789,271	727,624
Natalie Kastberg (3)	1,754	1,668
CICO Digital Solutions Limited (4)	384,265	—
Total Amount due to related parties	$1,458,808	$755,040

The related party balances are unsecured, and should there be a going concern issue then the due date of these owing will be extended for a period of no less than 12 months.

(1)	Dato’ Lim Hui Boon, the previous president of the Company, is the previous director of Ho Wah Genting Group Sdn Bhd (“HWGGSB”). Dato’ Lim Hui Boon, is directly related to Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company.

Mr Lim Chun Hoo, the previous CFO and the current CEO and director of the Company, is a previous director of HWGGSB.

Dato’ Lim Hui Boon and Mr. Lim Chun Hoo were resigned from HWGGSB on July 1, 2024 and March 11, 2024.

The amount due to HWGGSB as at September 30, 2024 and December 31, 2023, were advances made by HWGGSB to the Company.

(2)

Mr Shalom Dodoun (“Mr Shalom”) was the previous director and CEO of the Company. The amount due to Mr Shalom as at September 30, 2024 and December 31, 2023, were advances made by Mr Shalom to the Company. Mr Shalom agreed to grant the Company an unsecured Sterling term loan facility and the Company shall pay interest on the Loan at the rate of 6% per annum above Barclays Bank Rate.

The interest expenses charged to the statements of operations and comprehensive loss for the nine months periods ended September 30, 2024 and 2023 were $48,053 (three months: $16,025) and $42,789 (three months $14,645) respectively.

(3)	Ms Natalie Kastberg (“Ms Kastberg”), is a current director of Fintech. The amount due to Ms Kastberg as at September 30, 2024 and December 31, 2023, were advances made by Ms Kastberg to the Company.
(4)	Mr Shalom, the previous director and CEO of the Company, is a shareholder in CICO Digital Solutions Limited (“CICO”). The amount due to CICO as at September 30, 2024, were advances made by CICO to the Company.

(5)

Total payment made in the form of compensation, which includes salary, bonus, stock awards and all other compensation have been made to the following officer of the Company that are individually in excess of $100,000 annually:

	As of September 30, 2024	As of December 31, 2023
Directors & Officers
Shalom Dodoun – Previous Director, Chief Executive Officer of the Company	$227,289	$287,138
Richard Berman – Non-executive Director of the Company (6)	$90,000	$100,000

(6)	Mr Richard Berman (“Mr Berman”), is a current non-executive director of the Company.

10.	COMMITMENTS AND CONTINGENCIES

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue generated by the Company during the three months ended September 30, 2024 consists of three components, including: Payment Service Provider (PSP), Foreign Exchange (FX) Conversion and Whitelabelling. The revenue generated from each component is outlined in the following table.

Revenue

	Three Months Ended September 30, 2024
	2024	2023
Payment Services Provider (PSP)	—	196,316
Foreign Exchange (FX) Conversion	95,788	731,298
Whitelabelling	78,372	19,216
Referral fees(1)	46,049	—
Total Revenue	220,209	946,830

(1)	Referral fees is a new revenue stream within 2024 following the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom. As a result, the existing client base of Fintech was transferred to a third party and a revenue share agreement was established.

We recognized $220,209 and $946,830 revenues for the three months ended September 30, 2024 and 2023, respectively. The decrease in revenue was primarily due to lower-than-expected transactions for both the Payment Services Provider and Foreign Exchange (FX) Conversion services. There has been less onboarding of new clients in the third quarter of 2024 for our services, which mean we are primarily servicing existing clients. Additionally, the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom, also partially impacted our operations. Revenue recognized during the period is mainly from foreign exchange conversion provided by FintechAsia and referral fees provided by FDS.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2024 was $8,827 compared to $72,486 for the three months ended September 30, 2023. The decrease in cost of revenue is not in proportion to the decrease in revenue due to a change in the revenue mix towards whitelabelling and referral fees which have lower cost of revenue than PSP and FX.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $211,382 compared to $874,344 for the period ended September 30, 2023. The decrease resulted primarily from the lower-than-expected revenue generated from our services.

Operating Expenses

For the three months ended September 30, 2024, we incurred total operating expenses in the amount of $398,340 compared to $1,259,700 for the three months ended September 30, 2023. The decrease of $861,360 or 68% was mainly attributed to the significant decrease in the general and administrative expenses of Fintech. This includes a $369,726 or 100% decrease of platform development fees, a $217,134 or 99% decrease of consultancy fees, and a $109,746 or 100% decrease of rent expenses.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue

	Nine Months Ended September 30,
	2024	2023
Payment Services Provider (PSP)	—	556,474
Foreign Exchange (FX) Conversion	123,167	1,774,947
Whitelabelling	277,036	46,231
Referral fees	160,971	—
Total Revenue	561,174	2,377,652

We recognized $561,174 and $2,377,652 revenues for the nine months ended September 30, 2024 and 2023, respectively. The decrease in revenue was primarily due to lower-than-expected transactions for both the Payment Services Provider and Foreign Exchange (FX) Conversion services. There has been less onboarding of new clients in the third quarter of 2024 for our services, which mean we are primarily servicing existing clients. Additionally, the discontinue of our EMD agency service in December 2023, to comply with updated regulatory compliance mandates from the United Kingdom, also partially impacted our operations. Revenue recognized during the period is mainly from whitelabelling provided by FintechAsia and referral fees provided by FDS.

Cost of Sales

Cost of sales for the nine months ended September 30, 2024 was $67,782 compared to $114,991 for the nine months ended September 30, 2023. The decrease in cost of revenue is not in proportion to the decrease in revenue due to an increase in processing fees for our business transaction.

Gross Profit

Gross profit for the nine months ended September 30, 2024 was $493,392 compared to $2,262,661 for the period ended September 30, 2023. The decrease resulted primarily from the lower-than-expected revenue generated from our services.

Operating Expenses

For the nine months ended September 30, 2024, we incurred total operating expenses in the amount of $1,691,780, composed solely of general and administrative expenses. Whilst, for the nine months ended September 30, 2023, we incurred total operating expenses in the amount of $3,043,686, composed solely of general and administrative expenses. The decrease of $1,351,906 or 44% was mainly attributed to the significant decrease in the general and administrative expenses of Fintech, which decreased by $1,389,154 or 60%.

Liquidity and Capital Resources

As of September 30, 2024, we had a cash balance of $4,014,768. During the period ended September 30, 2024, net cash used in operating activities totaled $299,317. Net cash used in investing activities totaled $1,606. Net cash generated by financing activities during the period totaled $603,768. The resulting change in cash for the period was an increase of $248,809, which was primarily due to cash generated by financing activities. As of September 30, 2024, we had current liabilities of $4,129,055, which was composed of amount due to related parties of $1,458,808, accounts payable of $335,046, and accruals and other payable of $2,335,201. We had net assets of $16,772,432 and $18,322,482 as of September 30, 2024 and December 31, 2023, respectively. For the period ended September 30, 2024, we have recognized goodwill of $16,657,653 compared to $16,657,653 for the year ended December 31, 2023. After completing our annual impairment review for each reporting unit during the fourth quarter of 2023, we concluded that goodwill of Fintech was impaired in the year ended December 31, 2023 and an impairment loss of $39,136,871 was recorded. We have recognized goodwill of $16,657,653 as a result from the acquisition of Fintech during the year ended December 31, 2022. We believe no impairment is required during the period ended September 30, 2024. However, due to the significant carrying amount of goodwill recognized, any indication of impairment that causes losses and give rise to substantial doubt about our ability to continue as going concern.

Cash Flows

The following table sets forth summary cash flow information for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net (used in) / cash generated by operating activities	$(299,317)	$776,545
Net (used in) / cash generated by investing activities	$(1,606)	$(10,897)
Net cash generated by / (used in) financing activities	$603,768	$(845,440)
Effect of exchange rates on cash	$(54,036)	$13,558
Change in cash and cash equivalents	$248,809	$(66,234)

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, cash used in operating activities was $299,317 which consisted of a net loss for the nine months ended September 30, 2024 of $1,396,014. Cash generated by other receivables, prepayments and other assets was $391,298, accrued expense and other payables was $382,041, accounts payables was $287,384, depreciation and amortization of property and equipment and right-of-use assets was $32,001, and accounts receivable was $3,973.

For the nine months ended September 30, 2023, net cash generated by operating activities was $776,545 which consisted of a net loss for the nine months ended September 30, 2023 of $452,187. Cash generated from accounts receivables was $1,250,976, other receivables, prepayments and other assets was $749,094, accrued expense and other payables was $37,152, and depreciation and amortization of property and equipment and right-of-use assets was $27,048. Cash used by accounts payables was $823,577 and inventories was $11,961.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $1,606 which consisted of cash used in the purchase of property and equipment and right-of-use assets of $1,606.

For the nine months ended September 30, 2023, cash used in investing activities was $10,897 which consisted of cash used in purchase of property and equipment and right-of-use assets of $10,897.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash generated by financing activities was $603,768 which consisted of cash generated by proceeds from related parties of $703,768 and cash used in the issuance of shares of $100,000.

For the nine months ended September 30, 2023, cash used in financing activities was $845,440 which consisted of repayments to related parties of $845,440.

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

On October 28, 2024, we filed the Annual Report on Form 10-K/A for the year ended December 31, 2023 with SEC. On November 4, 2024, we received the SEC Staff Statement confirming that they have completed their review of our Form 10-K/A. Hence, we are now filing this Quarterly Report for the period ended September 30, 2024 after the quarterly evaluation on our internal control over financial reporting has been completed, as described below.

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

Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their participation in that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 30, 2024.

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

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH SCION LIMITED

Date: December 4, 2024	By:	/s/ Lim Chun Hoo
Lim Chun Hoo Chief Executive Officer (Principal Executive Officer)

Date: December 4, 2024	By:	/s/ Colin Ellis
Colin Ellis Chief Financial Officer (Principal Financial and Accounting Officer)